Form 10-Q
period 2011-09-30
Primco Management Inc.
filed 2011-11-30
CIK 1516522

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-173119

Primco Management Inc.

 (Exact name of registrant as specified in its charter)

Delaware	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 Rockaway Turnpike, Suite #400 Lawrence, NY	11559
(Address of principal executive offices)	(Zip Code)

(855) 774-6261

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 30, 2011:

Common Stock  -  8,000,000

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. (Removed and Reserved)	16
Item 5. Other Information	16
Item 6. Exhibits	16

SIGNATURES	17

Primco Management Inc.

(A Development Stage Company)

Condensed Balance Sheets

September 30, 2011 and December 31, 2010

	(Unaudited) September 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$ 33	$ 100
Accounts receivable, related party	2,200	-
Total assets	$ 2,233	$ 100
	======	======
Liabilities and Stockholder's (Deficiency) Equity
Current liabilities:
Advances from officer	$ 7,125	$ -

Stockholder's (deficiency) equity:
Common stock, authorized: 25,000,000 shares; 8,000,000 shares issued and outstanding; $.001 par value	8,000	8,000
Additional paid-in capital	4,100	4,100
Deficit accumulated during development stage	(16,992)	(12,000)
Total stockholder's (deficiency) equity	(4,892)	100

Total liabilities and stockholder's (deficiency) equity	$ 2,233	$ 100
	======	======

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2011

And for the Period from Inception (October 14, 2010) through September 30, 2011

(Unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Inception (October 14, 2010) Through September 30, 2011
Management income, related party	$ 1,000	$ 2,200	$ 2,200

Operating expenses:
Legal and professional	-	6,956	18,956
Tax and license	-	116	116
Bank service charges	-	120	120
Total operating expenses	-	7,192	19,192

Net income (loss)	$ 1,000	$ (4,992)	$(16,992)
	=======	=======	=======
Net income (loss) per share - Basic and diluted	$ -	$ -	$ -
	=======	=======	=======
Weighted average number of common shares outstanding	8,000,000	8,000,000	6,909,091
	=======	=======	=======

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2011

And for the Period from Inception (October 14, 2010) through September 30, 2011

(Unaudited)

	Nine Months Ended September 30, 2011	Inception (October 14, 2010) Through September 30, 2011
Cash flows from operating activities:
Net loss	$ (4,992)	$ (16,992)
Chages in assets and liabilities:
Increase in accounts receivable, related party	(2,200)	(2,200)
Net cash used in operating activities	(7,192)	(19,192)

Cash flows from financing activities:
Advances from officer	7,125	7,125
Proceeds from issuance of common stock	-	12,100
Net cash provided by financing activities	7,125	19,225

Net increase (decrease) in cash	(67)	33

Cash at beginning of period	100	-
Cash at end of period	$ 33	$ 33
	======	=======

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Condensed Notes to the Financial Statements

1.  Summary of significant accounting policies

This summary of significant accounting policies of Primco Management Inc. (the Company) is presented to assist in understanding the Company’s financial statements.

Nature of the Company

The Company is a real estate management company. The Company plans to raise capital in the coming year to fund operations.

Basis of presentation

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the period from October 14, 2010 (inception) to December 31, 2010, which are included in Amendment 4 to Form S-1/A filed by the Company on October 3, 2011, and became effective on November 14, 2011.

Development stage enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 “Development Stage Entities”. Since October 14, 2010, the Company has been devoting substantially all of its efforts to establishing new customized real estate management programs for their clients. As such, the Company has not generated significant revenues from its operations and has no assurance of future revenues. All losses accumulated since October 14, 2010 have been considered as part of the Company’s development stage activities.

Primco Management Inc.

(A Development Stage Company)

Condensed Notes to the Financial Statements

1.  Summary of significant accounting policies (continued)

Revenue recognition

Operating revenue consists of management fees for services provided by the Company under a management agreement with a related party. Management fee revenue is recognized during the period in which the Company provides services in connection with this agreement.

Cash and cash equivalents

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. There were no cash equivalents at September 30, 2011 and December 31, 2010.

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no allowance for uncollectible accounts at September 30, 2011 and December 31, 2010.

Fair value of financial instruments

All financial instruments are carried at cost, which approximates fair value.

Primco Management Inc.

(A Development Stage Company)

Condensed Notes to the Financial Statements

1.  Summary of significant accounting policies (continued)

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Financial Accounting Standards Board Accounting Standards Codification, 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position. At September 30, 2011 and December 31, 2010, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of September 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

Net income (loss) per share

Net income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net income (loss) per share does not differ from basic net income (loss) per share as the Company did not have dilutive items during the reporting period.

Credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and accounts receivable.

The Company places its cash and temporary cash investments with high credit quality institutions. Credit risk with respect to accounts receivables is limited due to the related party nature of such receivables.

Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenue, and expenses. Actual results may differ from estimated amounts.

Primco Management Inc.

(A Development Stage Company)

Condensed Notes to the Financial Statements

1.  Summary of significant accounting policies (continued)

New accounting pronouncements

The Company does not believe newly issued accounting pronouncements will have any material impact on its financial statements.

2.  Going concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. In the near term, the Company expects operating costs to continue to exceed funds generated from operations. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital.

The Company is a development stage company and management of the Company is devoting substantially all of its present efforts to establish new customized real estate management programs for their clients. The ability of the Company to continue as a going concern is dependent on its ability to raise capital to meet its operating requirements. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The report from the Company’s independent registered public accounting firm relating to the financial statements for the period from October 14, 2010 (inception), to December 31, 2010 states that there is a substantial doubt about the Company’s ability to continue as a going concern.

Primco Management Inc.

(A Development Stage Company)

Condensed Notes to the Financial Statements

3.  Net income (loss) per share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	(Unaudited) Three Months Ended September 30, 2011	(Unaudited) Nine Months Ended September 30, 2011	(Unaudited) October 14, 2010 (Inception) through September 30, 2010
Net income (loss) (numerator)	$ 1,000	$ (4,992)	$ (16,992)

Weighted average of common shares (denominator)	8,000,000	8,000,000	6,909,091

Net income (loss) per share - basic and diluted	-	-	-
	========	========	========

4.  Related party transactions

Advances from officer

As of September 30, 2011, the Company owed $7,125 to an officer of the Company. No interest has been accrued on these advances since inception of the Company.

Lease

The Company leases office space from a director at no cost to the Company.

Primco Management Inc.

(A Development Stage Company)

Condensed Notes to the Financial Statements

4.  Related party transactions (Continued)

Management agreement

On May 1, 2011, the Company entered into a management agreement with New Visions Group to act as the managing agent of their beneficial interest in the apartment buildings known as Wallnut Villas Apts. located at 1027 Florence Avenue, Vineland, New Jersey, for a term of five years. New Visions Group is owned by Murray Friedman, the father of Neal Friedman, an officer and director of the Company. Pursuant to the agreement, the Company will receive 5% of amounts collected from the distributions of income derived from the buildings and will be reimbursed for all out-of-pocket costs. The management fees charged during the three and the nine months ended September 30, 2011 amounted to $1,000 and $2,200, respectively. At September 30, 2011, the Company was owed $2,200 by New Visions Group that is included in accounts receivable in the accompanying balance sheet.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The registrant offers real estate management services.  Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending.  Additionally, our performance will be affected by competition.  Management believes that as the industry continues to consolidate, competition with respect to price will intensify.  Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish ourselves from competitors based on quality and superior service and operating efficiency.

We have neither engaged in any material operations nor generated any significant revenues to date.  Our only activities since inception have been organizational activities and those necessary to prepare for this offering.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the three months ended September 30, 2011, we had no significant revenues, but had management income from related parties of $1,000.  As a result, we had net income of $1,000 for the three months ended September 30, 2011.

For the nine months ended September 30, 2011, we had no significant revenues, but we had management income from related parties of $2,200.  We had operating expenses consisting of $6,956 for legal and professional fees, $116 for tax and licensing fees, and $120 for bank service expenses, for a total operating expense of $7,192.  We had a net loss of $4,992 for the nine months ended September 30, 2011.

For the period from inception (October 14, 2010) through September 30, 2011, we had no significant revenues, but we had management income from related parties of $2,200.  We had operating expenses consisting of $18,956 for legal and professional fees, $116 for tax and licensing fees, and $120 for bank service charges, for a total operating expense of $19,192.  We had a net loss of $16,992 for the period from inception (October 14, 2010) through September 30, 2011.

Liquidity and Capital Resources

We have not received any revenues to date.  Until we are able to raise funds to pursue our business plan and generate material revenues, our activities will be restricted.

For the period from inception through September 30, 2011, we did not pursue any investing activities.

For the nine months ended September 30, 2011, we received proceeds from advances from officers of $7,125, resulting in net cash provided by financing activities of $7,125.

For the period from inception through September 30, 2011, we received proceeds from advances from officers of $7,125 and received net cash from issuance of common stock of $12,100.  As a result, we had net cash provided by financing activities of $19,225.

Plan of Operations

The registrant has not yet developed its real estate programs.

If we are unable to raise sufficient funds or obtain alternate financing, we may never complete development and become profitable.

Our current cash balance is estimated not to be sufficient to fund our current operations.  Mr. Friedman has verbally agreed to personally loan any amounts up to the $50,000 needed to run operations.  Any loan provided by Mr. Friedman shall be binding, with an interest rate of five percent per annum and a term of one year.  However, we still need raise sufficient funds to complete the development of our service line. No other financing plans are in place.  We may never obtain the necessary financing to complete product development and begin operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

We are not currently required to maintain an effective system of internal controls. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2011.  As of the date of this prospectus, we have not completed an assessment, nor have our auditors tested our systems of internal controls.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operations, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls.  Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management's report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required under Section 404 of the Sarbanes-Oxley Act.  The independent auditors may identify additional issues concerning our operations while performing their audit of internal control over financial reporting.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of November 30, 2011, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

PART II

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities:

         None

ITEM 4  (Removed and Reserved)

ITEM 5  Other Information:

        None

ITEM 6.  Exhibits

        31    Certification of Chief Executive Officer and Chief

               Financial Officer pursuant to Section 302 of the

               Sarbanes-Oxley Act

        32    Certification of Chief Executive Officer and Chief

               Financial Officer pursuant to Section 906 of the

               Sarbanes-Oxley Act

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Neal Friedman

Neal Friedman

Chief Executive Officer

Principal Financial Officer

Dated: November 30, 2011