Form 10-K
period 2011-12-31
Primco Management Inc.
filed 2012-03-29
CIK 1516522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-173119

Primco Management Inc.

(Exact name of registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

700 Rockaway Turnpike, Suite #400, Lawrence, NY	11559
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (855) 774-6261

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act

Yes [  ]      No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ ]      No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x]       No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2012, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's only class of common stock, as of March 28, 2012 was 9,245,600 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Primco Management Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

PART I

ITEM 1.  BUSINESS

General

The registrant was incorporated on October 14, 2010 in the state of Delaware.  From inception, the officers worked together to create a business plan that would meet the needs of the current market.  To help establish the new business, Mr. Friedman and Mr. Spira made contacts with, and set up meetings with many of the firms that they had relationships with in the real estate business.  They also personally contacted many owners of real estate letting them know of the new services that they can avail themselves to.

Due to startup costs, legal and accounting expenses and consulting expenses, the registrant has suffered net losses of $60,744 from inception to December 31, 2011.

Services

The registrant offers real estate management services for their clients that focus on cost-efficient operations and tenant retention on a range of properties including class A office space, industrial, manufacturing, and warehousing facilities as well as data centers and retail outlets for real estate users.

Additionally, the registrant offers consulting services, including site selection, feasibility studies, exit strategies, market forecasts, strategic planning, and research services.  The registrant is committed to expanding the scope of services offered, while ensuring that it can support client relationships with best-in-class service.

To date, we offer real estate management services for a per diem rate or for a traditional percentage rate.  We plan to provide investment analysis, possible restructuring, refinancing, or repositioning analysis and implementation and strategic partnering.

On May 1, 2011, the registrant entered into a management agreement with New Visions Group to act as the managing agent of apartment buildings known as Wallnut Villas Apts. located at 1027 Florence Avenue, Vineland, NJ 08360.  New Visions Group is owned by Murray Friedman, the father of Neal Friedman, an officer and director of the registrant.  New Visions shall pay the registrant 5% of whatever is collected as full compensation for services rendered hereunder.  Out-of-pocket expenses incurred at the request of New Visions, including the cost of postage and photocopying for mass mailings to all shareholders made at the request of New Visions.  The term of the contract shall be for five years with automatic renewal, termination shall be with thirty day written notice.

Revenues

The registrant offers its management services as a per diem/per unit fee or a traditional percentage of rent roll fee as negotiated on a per property basis.  All other services are billed at a per contract fee, or as an hourly fee as per negotiation with the particular client. All services will be billed on a net 30 day basis.

Public Relations Program

The primary objective of the registrant’s public relations program is to establish the registrant as a leader in providing of real estate management services.  This objective will be accomplished through a comprehensive PR approach that includes, but is not limited to the following:

   -   media relations;

   -   conference and trade shows;

   -   bylined articles and white papers; and

   -   proactive media outreach.

The PR program will use every opportunity to garner media coverage, increase visibility, and heighten awareness of the registrant and its services, technologies, and executives.  The registrant will be presented to national and regional business, technology, and vertical-industry press.  The goals of the registrant’s public relations program are:

   -   Brand Primco Management

   -   Clearly establish the registrant as a leading provider of real estate management services

   -   Differentiate the registrant and its services from perceived competitors

   -   Create a greater awareness of the registrant with potential customers and partners

   -   Identify the registrant as strong, trusted, and progressive through its partnerships and services

Advertising

The registrant plans to implement strategic advertising campaigns focused on brand name recognition.  Advertising campaigns will generally focus on print, using industry publications, although other means of advertising will also be considered and implemented.  The registrant also plans to create a website as a means of advertising and as an electronic brochure for generating sales leads and increasing market awareness.

The registrant is implementing policies and procedures to control advertising or promotions that will be utilized in its strategic alliances.  These policies and procedures are necessary to assure the proper representation of the registrant at all times and include the pre-approval of all advertising material and restrictions on how strategic alliances can advertise using the Primco Management brand.

Pricing

Costs associated with the customer acquisition, retention, continued product development, overhead and management and continued servicing are budgeted individually for each project.  Contingencies are allowed when deemed necessary.  Then market pricing is reviewed based on current competitors’ prices, along with a market survey of the satisfaction with these prices and the associated services.  Management is of the opinion that the pricing of our services, will represent a savings to the customer, and yet still provide better-than-market returns on sales.

Business Strategy

The registrant intends to provide real estate management services to meet our clients’ needs supported by highly qualified and experienced team of professionals.  The registrant’s strategy is to leverage broad geographic reach, long-term client relationships, and full-range and service offerings to become a larger, more robust real estate services firm.  The registrant’s growth plan is focused on the achievement of four primary objectives:

   -  Expanding business from existing relationships.  A principal component of our strategy is to secure management contracts from existing relationships.  We believe that the amount of revenue we will receive from many of our clients will represent a relatively small percentage of the amount they spend on real estate management services.  We believe that by continuing to deliver high quality services and by leveraging our existing relationships, we can capture a significant share of clients’ expenditures for these real estate management services.

   -  Growing our client base.  We will continue to focus on attracting clients.  We plan to develop new client relationships primarily by leveraging the significant contact networks of our management team through referrals.  In addition, we believe we will attract new clients by building our brand name and reputation and through our marketing efforts.  We anticipate that our growth efforts will continue to focus on identifying strategic target accounts that tend to be large companies.

   -  Expanding geographically.  We will expand geographically to meet the demand for real estate management services in a given locality.

   -  Providing additional professional service offerings.  We will continue to develop and consider entry into new professional service offerings centered on real estate.  Our considerations when evaluating new professional service offerings include cultural fit, growth potential, profitability, cross-marketing opportunities, and competition.

We have developed the following business strategies to achieve these objectives:

   -  Hire and retain highly qualified, experienced third party associates.  We believe our highly qualified, experienced third party associates will provide us with a distinct competitive advantage.  Therefore, one of our priorities is to attract and retain high-caliber real estate management professionals.  We believe we will attract and retain qualified professionals by providing challenging work assignments, competitive compensation and benefits, and continuing education and training opportunities, while offering flexible work schedules and more control over choosing client engagements.

   -  Build consultative relationships with clients.  We will emphasize a relationship-oriented approach to business rather than a transaction-oriented or assignment-oriented approach.  We believe the real estate professional services experience of our management and third party associates will enable us to understand the needs of our clients and to deliver an integrated, relationship-oriented approach to meeting their needs.  We will regularly meet with our existing and prospective clients to understand their business issues and help them define their project needs.  Once a project is defined, we will identify third party associates with the appropriate skills and experience to meet the client’s needs.  We believe that by establishing relationships with our clients to solve their needs, we are more likely to generate new opportunities to serve them.

   -  Provide technology recommendations, methods, and practices that drive tangible results.  Our technology recommendations   will provide an integrated approach to identifying, acquiring, and retaining customers in order to help organizations maximize the value of customer interactions and improve corporate performance.  The registrant’s computer systems will be designed to help organizations perform and coordinate their operations across multiple communication channels (i.e. Internet, telephone, fax, e-mail, and in person) while providing their customers with a single, consistently high standard of service.

   - Build the Primco Management brand.  Our objective is to build the Primco Management brand as the premier provider of real estate management services.  Our primary means of building our brand is by consistently providing high quality, value-added services to our clients.  In addition, we will have ongoing marketing efforts that will reinforce the Primco Management brand.

Market Analysis

In order to determine and evaluate potential management contracts, the registrant will obtain reports from local and regional commissions, Economic Development Counsels, and through public resources.  The registrant will also rely on statistics provided by the U.S. Census Bureau to obtain information pertaining to population shifts and number of total people in a specific area.  In addition, we plan to utilize economic, housing and population data available.  Most of the reports available through these organizations are free of charge and will provide detailed information that we will then study to determine the areas with good growth rates.

Prior to accepting a management agreement, the registrant will perform market and financial analysis to determine whether the location provides adequate revenue opportunity.  That detailed information will include the following:

   -  Number of properties on the market.

   -  Total square footage and acreage per property

   -  Total number of units per property.

   -  Total number of vacancies per property.

We will obtain the following documents from the seller during our due diligence on the property:

   -  General maps;

   -  Environmental reports

   -  Copies of existing zoning maps and regulations;

   -  Conduct land inspection procedures;

   -  Proposed zoning regulations;

   -  Deeds;

   -  Title insurance; and

   -  Tax bills

   -  financial information

   -  plus all the other due diligence information to assess a property.

We then verify the accuracy of these documents and determine how the information contained in the documents impacts the property that we are considering to manage.

Sales Objectives

The registrant intends to introduce its services to the marketplace in several phases, formulated to capture revenue streams from clients that they currently have existing relationships with and attempt to bring these clients on board to the registrant, and obtain new revenues as the market matures.

The registrant’s path to revenue and growth will be through acquiring clients from:

   -  organizations which management has strategic relationships;

   -  obtaining clients from competitors by demonstrating superior technology, quality, and reliability at a lower cost;

   -  implementation of our marketing plan; and through

   -  possibly purchasing underperforming competitors.

Given the several month lag attendant to major implementations at the larger institutions, the registrant will pursue dual-paths in its marketing.  While targeting the existing relationships, the registrant will also continue to do marketing and advertising.

Sales and Marketing

The registrant intends to introduce and penetrate the market by offering a per unit, flat rate charge for its services as opposed to a traditional percentage of revenue.  This change in compensation from traditional means represents a savings to the customers and a profit to the registrant delivering superior services through economies of scale.

The registrant plans to penetrate the marketplace by demonstrating a cost savings model emphasizing:

   -  Increased customer satisfaction, which leads to an increase in reoccurring sales; and

   -  Additional revenues through sales of complimentary products and/or services.

Marketing activities will include customer market analysis, service marketing, brand awareness, advertising, public relations, and educating organizations in our target markets.

The registrant will target the following industry segments:

   -  Apartment buildings

   -  Class A office space;

   -  Industrial;

   -  Manufacturing and warehousing facilities;

   -  Data centers; and

   -  Retail outlets for real estate users

The registrant’s target markets within the before mentioned segments will include, among others:

-

Real Estate Investment Trusts;

-

Real Estate Holding Companies; and

-

Individual Real Estate Investors.

Strategic Partners and Alliances

The registrant will leverage sales and delivery alliances with companies whose capabilities complement its own, either by enhancing the registrant’s services, or by helping extend offerings to new geographies.  By combining alliance partners’ products and services with the registrant’s capabilities and expertise, the registrant intends to create innovative, high-value business solutions for its clients.  Some alliances will be specifically aligned with the registrant’s offerings, thereby adding skills, technology and insights that are applicable across the Real Estate industry.

The registrant also plans to work with strategic partners to promote the implementation of the registrant’s solutions in the real estate industry. In addition, the registrant plans to continue to develop organizational change solutions that address specific market needs, are affordable, and can be easily integrated with the products and services that will be in place.  The registrant intends to continue to explore new market opportunities through strategic partnering, acquisitions, the creation of new companies or divisions, and the use of partnership relationships that will provide increased market penetration.

Currently, the registrant does not have any strategic partners or alliances.

Intellectual Property

At present, we do not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests.

Research and Development

We have not spent any funds on research and development.

Governmental Regulation

Federal, state, and local laws and regulations impose environmental zoning restrictions, use controls, disclosure obligations, and other restrictions that affect the management, development, use, and/or sale of real estate.  Such laws and regulations tend to discourage sales and leasing activities, as well as the willingness of mortgage lenders to provide financing, with respect to some properties.  If transactions in which the registrant is involved are delayed or abandoned as a result of these restrictions, the brokerage business could be adversely affected.  In addition, a failure by the registrant to disclose known environmental concerns in connection with a real estate transaction may subject the registrant to liability to a buyer or lessee of property.

The registrant will undertake a third-party Phase I investigation of potential environmental risks when evaluating an acquisition for a sponsored program.  A Phase I investigation is an investigation for the presence or likely presence of hazardous substances or petroleum products under conditions that indicate an existing release, a post release or a material threat of a release.

A Phase I investigation does not typically include any sampling.  The registrant may acquire a property with environmental contamination, subject to a determination of the level of risk and potential cost of remediation.

Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal.

In addition, an increasing number of federal, state, local, and foreign governments have enacted various treaties, laws and regulations that apply to environmental and climate change, in particular seeking to limit or penalize the discharge of materials such as green house gas into the environment or otherwise relating to the protection of the environment.  As a property manager, the registrant could be held liable as an operator for any such contamination or discharges, even if the original activity was legal and the registrant had no knowledge of, or did not cause, the release or contamination.  Further, because liability under some of these laws is joint and several, the registrant could be held responsible for more than its share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay.  The registrant could also incur liability for property damage or personal injury claims alleged to result from environmental contamination or discharges, or from asbestos-containing materials or lead-based paint present at the properties that it manages.  Insurance for such matters may not always be available, or sufficient to cover the registrant’s losses.  Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase the registrant’s could subject the registrant to violations or claims.

The registrant and its brokers, salespersons and, in some instances, property managers are regulated by the states in which it does business.  These regulations may include licensing procedures, prescribed professional responsibilities, and anti-fraud provisions.  The registrant’s activities are also subject to various local, state, national, and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws, and regulations and are affected by laws and regulations relating to real estate and real estate finance and development.

Competition

The U.S. commercial real estate services industry is large and highly fragmented, with thousands of companies providing asset management, investment management and brokerage sales and leasing transaction services.  In recent years, the industry has experienced substantial consolidation, a trend that is expected to continue.

The registrant competes in a variety of service businesses within the commercial real estate industry.  Each of these business areas is highly competitive on a national as well as local level.  The registrant faces competition not only from other regional and national service providers, but also from global real estate providers, boutique real estate advisory firms and appraisal firms.  Although many of the registrant’s competitors are local or regional firms that are substantially larger such as CB Richard Ellis, Jones Lang LaSalle, and Cushman & Wakefield, all of which have global platforms.

The top 25-brokerage companies collectively completed nearly $644.5 billion in investment sales and leasing transactions globally in 2008, according to the latest available survey published by National Real Estate Investor.

Within the management services business, according to a recent survey published in 2009 by National Real Estate Investor, the top 25 companies in the industry manage over 9.1 billion square feet of commercial property.  The largest company in the survey had 2.2 billion square feet under management.

While there can be no assurances that the registrant will ever be able to compete effectively, maintain current fee levels or margins, or maintain or increase its market share, based on its competitive strengths, the registrant believes that it can develop the infrastructure and personnel to operate in this highly competitive industry.  The ability to do so, however, depends upon the registrant’s ability to, among other things; successfully manage through the disruption and dislocation of the credit markets and the weak national and global economies.

Our end-to-end customer service begins before a sale is made and continues throughout implementation and deployment.  Executive sponsorship, implementation effectiveness reviews, satisfaction surveys, global support programs, and rigorous management of customer satisfaction are key elements of our customer service process.

The registrant will provide a flexible, responsive and customer focused service program through its potential distributors to provide thoughtful analysis to create solutions for their customers that create lifetime value.

The registrant intends to design a user-friendly website organized to exceed the needs of our customers.  The purpose of our website is not to replace our customer intelligence staff, but rather to enhance the response time and quality of service we are able to offer.  After completing our support forms, our customers will be assigned a unique support ticket that is monitored 24/7.

The registrant plans to service its clients at a cheaper service fee. The registrant is willing to take on troublesome properties and “go the extra mile” with plans and imagination to cure problems not white wash them.  The registrant is willing to do this even at a per diem rate which management believes is easier to afford on a troubled property`s limited budget.  The registrant is willing to negotiate a grace period for management fees on a yearly signed contract in order to help the owner overcome the hurdles of management change.

Strategic Positioning

Market Opportunity

The registrant intends to capitalize on the opportunity the real estate market presents through its competitive advantages.

Competitive Advantage

  -  cost;

   -  reliability; and

   -  quality of service.

Sales Objectives

The registrant intends to introduce its products and services to the marketplace in several phases, formulated to capture revenue streams from new clients as well as utilizing existing relationships, and obtain new revenues as the market matures.

The registrant’s path to revenue and growth will be through acquiring clients from:

-  organizations which management has strategic relationships;

-  obtaining clients from competitors by demonstrating superior,

-  quality, and reliability at a lower cost;

-  implementation of our marketing plan; and through

-  possible purchasing of underperforming competitors.

Employees

With the exception of Neal Friedman and Alexander Spira, we have no employees.  We have no employment agreements with any of our management.  Messrs. Friedman and Spira will devote their full efforts and as much time as needed when operations and funding are available. We do not anticipate hiring any additional employees in the next twelve months.  We will hire necessary personnel based on an as needed basis only on a per contract basis to be compensated directly from revenues.

Messrs. Friedman and Spira are currently engaged in ventures outside of the registrant’s operation.  The officers will work on a fulltime basis once the registrant has enough revenue to sustain their full time employment.  At the present time they are each spending approximately 20-25 hours a week or whatever time is necessary, to further develop the business.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES.

Our corporate and manufacturing offices are located at 700 Rockaway Turnpike, Suite #400, Lawrence NY 11559.  Our telephone number is (855) PRIMCO1 (774-6261).  These offices are provided free of charge by Neal Friedman, an officer and director.

ITEM 3.   LEGAL PROCEEDINGS.

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

Market Information

a)  Market Information.  Our common stock is not quoted on a market or securities exchange.  We cannot provide any assurance that an active market in our common stock will develop.  We intend to quote our common shares on a market or securities exchange.

b)  Holders.  At March 28, 2012, there were 49 shareholders of the registrant.

c)  Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.

Not applicable.

f)  Sale of unregistered securities.

Not applicable

    Item 5(b)  Use of Proceeds.

Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the year ended December 31, 2011, we generated revenues of $3,585.  We had accounting expenses of $14,656, a bank service charge of $174, and consulting expenses of $26,000.  We also had legal and professional fees of $9,999, and state filing fees and permits of $1,500.  At December 31, 2011, we had total operating expenses of $52,329, resulting in a net operating loss of $48,744.

For the period from inception (October 14, 2010) through December 31, 2010, we did not generate any revenues.  We had accounting expenses of $3,000.  We had legal and professional fees of $9,000.  At December 31, 2010, we had total operating expenses of $12,000, resulting in a net operating loss of $12,000.

For the period from Inception (October 14, 2010) through December 31, 2011, we generated revenues of $3,585.  We had accounting expenses of $17,656, bank service charges of $174, and consulting expenses of $26,000.  We had legal and professional fees of $18,999, and state filing fees and permit expenses of $1,500.  For the period from Inception (October 14, 2010) through December 31, 2011, we had total operating expenses of $64,329, resulting in a net operating loss of $60,744.

The expenses consisted mainly of basic operating expenses and legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

For the year ended December 31, 2011, we had a net loss of $48,744.  We had an increase in accounts payable of $550, and accrued expenses of $3,000.  For the year ended December 31, 2011, we had net cash used in operating activities of $45,194.

For the period from Inception (October 14, 2010) through December 31, 2010, we had a net loss of $12,000, resulting in net cash used in operating activities of $12,000.

For the period from Inception (October 14, 2010) through December 31, 2011, we had a net loss of $60,744.  We had an increase in accounts payable of $550, and accrued expenses of $3,000.  For the period from Inception (October 14, 2010) through December 31, 2011, we had net cash used in operating activities of $57,194.

For the period from Inception (October 14, 2010) through December 31, 2011, we did not pursue any investing activities.

For the year ended December 31, 2011, we had proceeds from officer advances of $19,125.  We repaid officer advances of $15,000.  We received proceeds from the issuance of common stock of $153,700, net of $2,000 of offering costs.  For the year ended December 31, 2011, we had net cash provided by financing activities of $157,825.

For the year ended December 31, 2010, we had proceeds from the issuance of common stock of $12,100, resulting in net cash provided by financing activities of $12,100.

For the period from Inception (October 14, 2010) through December 31, 2011, we had proceeds from officer advances of $19,125.  We repaid officer advances of $15,000.  We received proceeds from issuance of common stock of $165,800, with a net of $2,000 of offering costs.  For the year ended December 31, 2011, we had net cash provided by financing activities of $169,925.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Primco Management Inc.

We have audited the accompanying balance sheet of Primco Management Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended  December 31, 2011, and for the period from October 14, 2010 (inception) through December 31, 2011 and 2010.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from October 14, 2010 (inception) through December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has not generated revenue from its operations and needs to raise capital to meet the operating requirements over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/Gumbiner Savett Inc.

GUMBINER SAVETT INC.

Santa Monica, California

March 28, 2012

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$112,731	$ 100
Total Current Assets	112,731	100

TOTAL ASSETS	$112,731	$ 100
	=======	======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 550	$ -
Accrued expenses	3,000	-
Advances from officer	4,125	-
Total Current Liabilities	7,675	-

TOTAL LIABILITIES	7,625	-

Stockholders' Equity
Common stock, $0.001 par value; 25,000,000 shares authorized; 9,245,600 and 8,000,000 shares issued and outstanding	9,246	8,000
Additional paid-in capital	156,554	4,100
Accumulated deficit during development stage	(60,744)	(12,000)
Total Stockholders' Equity	105,056	100

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 112,731	$ 100
	=======	======

See notes to audited financial statements

PRIMCO MANAGEMENT INC

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2011	Inception (October 14, 2010) through December 31, 2010	Inception (October 14, 2010) through December 31, 2011
Revenues	$ 3,585	$ -	$ 3,585

Operating Expenses:
Accounting	14,656	3,000	17,656
Bank service charges	174	-	174
Consulting	26,000	-	26,000
Legal and professional	9,999	9,000	18,999
State filing fees and permits	1,500	-	1,500

Total operating expenses	52,329	12,000	64,329

Operating loss	(48,744)	(12,000)	(60,744)

Other income (expense)
Interest expense	-	-	-

Net loss before income taxes	(48,744)	(12,000)	(60,744)

Provision for income taxes	-	-	-

Net loss	$(48,744)	$(12,000)	$(60,744)
	=======	=======	=======
Net loss per share, Basic and Diluted	$ (0.01)	$ (0.00)	$ (0.01)
	=======	=======	=======
Weighted Average Number of Shares	8,098,850	3,076,923	7,216,397
	=======	=======	=======

See notes to audited financial statements

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at October 14, 2010 (Inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock for cash	8,000,000	8,000	4,100	-	12,100
Net loss for the year ended December 31, 2010	-	-	-	(12,000)	(12,000)

Balance at December 31, 2010	8,000,000	8,000	4,100	(12,000)	100
Issuance of common stock for cash	1,245,600	1,246	152,454	-	153,700
Net loss for the year ended December 31, 2011	-	-	-	(48,744)	(48,744)

Balance at December 31, 2011	9,245,600	$9,246	$156,554	$ 60,744	$105,056
	=======	=====	=======	=======	=======

See notes to audited financial statements

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2011	Inception (October 14, 2010) through December 31, 2010	Inception (October 14, 2010) through December 31, 2011
Cash Flows from Operating Activities:
Net loss	$(48,744)	$(12,000)	$(60,744)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in:
Accounts payable	550	-	550
Accrued expenses	3,000	-	3,000
Net Cash Used in Operating Activities	(45,194)	(12,000)	(57,194)

Cash Flows from Financing Activities:
Proceeds from officer advances	19,125	-	19,125
Repayments of officer advances	(15,000)	-	(15,000)
Proceeds from issuance of common stock, net of $2,000 of offering costs for 2011	153,700	12,100	165,800
Net Cash Provided by Financing Activities	157,825	12,100	169,925

Net Increase in Cash	112,631	100	112,731

Cash Balance at beginning of Period	100	-	-

Cash Balance at end of Period	$112,731	$ 100	$112,731
	=======	=======	=======

See notes to audited financial statements

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Primco Management Inc. (the “Company”) was incorporated under the laws of the state of Delaware on October 14, 2010.

Nature of operations

The Company is a real estate management company. The Company raised capital during 2011 to fund operations. (See Note 7)

Development stage enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 "Development Stage Entities". Since October 14, 2010, the Company has been devoting substantially all of its efforts to establishing new customized real estate management programs for its clients. As such, the Company has not generated significant revenues from its operations and has no assurance of future revenues. All losses accumulated since October 14, 2010 have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition

Operating revenue consists of management income for services provided by the Company to a related party pursuant to a management agreement. Management income is recognized during the period in which the Company provides services in connection with this agreement.

Concentration of cash

The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

Fair value of financial instruments

All financial instruments are carried at amounts that approximate estimated fair value.

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

Research and development

The Company records research and development expense as incurred.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recent accounting pronouncements

The Company does not believe recently issued accounting pronouncements will have any material impact on its financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The Company is a development stage company and management of the Company is devoting substantially all of its present efforts to establish new customized real estate management programs for its clients. In the near term, the Company expects operating costs to continue to exceed funds generated from operations.

The Company has not generated revenues from its operations and has no assurance of future revenues. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital. The ability of the Company to continue as a going concern is dependent on its ability to raise capital to meet its operating requirements.

Our independent auditors, in their report on our financial statements for the year ended December 31, 2011, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses are composed of professional fees of $3,000 as of December 31, 2011.

NOTE 4 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the years ended December 31,		Inception (October 14, 2010) through December
	2011	2010	31, 2011
Numerator:
Net Loss	$(48,744)	$(12,000)	$(60,744)
Denominator:
Weighted Average Number of Shares	8,098,850	3,076,923	7,216,397

Net loss per share - Basic and Diluted	$ (0.01)	$ (0.00)	$ (0.01)
	=======	=======	=======

NOTE 5 – INCOME TAXES

Through December 31, 2011, the Company incurred net operating losses for tax purposes of approximately $97,800. The net operating loss carry forward for federal purposes may be used to reduce taxable income through the year 2031. The availability of the Company’s net operating loss carry forward is subject to Limitation if there is a 50% or more change in the ownership of the Company’s stock.

A reconciliation of the expected tax computed at the statutory federal income tax rate to the provision for income taxes is as follows:

	2011	2010
Expected tax benefit at 34%	$(16,573)	$(4,080)
Change in valuation allowance	16,573	4,080
Provision for income taxes	$ -	$ -
	=======	======

The deferred tax assets at December 31, 2011 and 2010 was approximately $20,653 and $4,080, respectively.

A 100% valuation allowance has been established against the deferred tax assets as the utilization of the loss carry forward cannot reasonably be assured. Significant components of the deferred tax assets (liabilities), computed at the federal tax rate of 34%, are approximately as follows:

	2011	2010
Net Operating Loss Carryforwards	$ 20,653	$ 4,080
Valuation Allowance	(20,653)	(4,080)
Net deferred tax assets	$ -	$ -
	=======	======

Although the Company is not under examination, the tax years for 2010 and forward are subject to examination by United States tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, there was no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from officer

As of December 31, 2011, the Company owed $4,125 to an officer of the Company.  These advances are unsecured and due on demand, with no interest.

Lease

The Company leases its office premise from a director of the Company on a month-to-month basis at no cost.

Consultation Fee

As of December 31, 2011, the Company paid $26,000 for consultation services to a firm whose officers were related to the CEO of the Company.

Management agreement

On May 1, 2011, the Company entered into a management agreement with New Visions Group to act as the managing agent of their beneficial interest in the apartment buildings known as Walnut Villas Apts. located at 1027 Florence Avenue, Vineland, New Jersey, for a term of five years.  New Visions Group is owned by Murray Friedman, the father of Neal Friedman, an officer and director of the Company. Pursuant to this agreement, the Company receives 5% of amounts collected from the distributions of income derived from the buildings and will be reimbursed for all out-of-pocket costs. The management fee charged during the year ended December 31, 2011 amounted to $2,200.

NOTE 7 – PRIVATE PLACEMENT

During November and December 2011, the Company issued 1,245,600 common shares (post split) at a price of $.25 per share, for gross proceeds of $153,700, through a private placement.  The Company paid $2,000 in offering costs in connection with this private placement.

NOTE 8 – FORWARD STOCK SPLIT

On December 12, 2011, the Company completed a two-for-one forward stock split for common shareholders of the private placement. The holder of the 8,000,000 shares issued at inception, declined to receive any additional shares as a result of the stock split.

The Company’s financial statements and footnotes give retroactive effect to this stock split.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES.

During the year ended December 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated.  We confirm that the number of authorized directors has been set at five pursuant to our bylaws.  Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.  The directors, officers and significant employees are as follows:

NAME	AGE	POSITIONS HELD	SINCE
Neal Friedman	24	President, CEO, CFO, Director	Inception to present

Alexander Spira	31	Secretary	Inception to present

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

Neal Friedman, President, Chief Executive Officer, Chief Financial Office and Director

From 2006-2007, Mr. Friedman has had a broad spectrum of experience in the business world, which includes consulting with a dental implant technology company where Mr. Friedman implemented quality control procedures.

In 2008, Mr. Friedman was also a debt collection manager and responsible for asset research for the law firm of Samuel & Stein.

Mr. Friedman was a consultant at Sapphire Capital Ventures, a private real estate venture fund and management firm from 2008 to 2010.  He was responsible for the management of large scale commercial and residential real estate development projects.  Mr. Friedman’s consulting role included team leadership, client development, advising on contract negotiation, finance-management, due diligence, site and building assessment.  Mr. Friedman has a developed a large contact base that will be very useful to the registrant and its growth.

During Mr. Friedman’s tenure with Sapphire Capital Ventures he was trained in and was responsible for the management of commercial and residential real estate projects he worked with many clients and gained much of his experience during that time and was introduced to many people in the industry.

His expertise in financial analysis and due diligence will be instrumental in the registrant’s success. Mr. Friedman’s experience in debt collection and debt restructure will be of great value to the registrant in today’s trying financial markets

Mr. Friedman earned a bachelor of arts degree from Israel Torah Research Institute in 2008 and attended the Zicklin School of Business from September 2010 to present.

Alexander Spira, Secretary

Mr. Spira has worked as an organization development and business management consultant for the last six years.  He has also worked with Sunny Sports since 2009 to develop customer loyalty programs and enhance the effectiveness of marketing campaigns.  Mr. Spira's experience in the retail industry includes improvements to inventory management, customer service, business communications, and employee performance management for a variety of companies.  Mr. Spira has also served as a consultant for educational institutions where he has helped reorganize employee services, improve internal communications, develop, and implement new administrative procedures.

Mr. Spira graduated from Beth Medrash Godol in New Jersey.

Mr. Friedman will serve in his capacity as sole director until our next annual shareholder meeting to be held within six months of our fiscal year's close.  Directors are elected for one-year terms.

Non-Qualified and Incentive Stock Option Plans

The registrant does not currently have any stock option plans.

Section 16(a).  Beneficial Ownership Reporting Compliance

To the registrant’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended November 30, 2011.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Family Relationships

None

Change-In-Control Arrangements

There are currently no employment agreements or other contracts or arrangements with our officers or directors.  There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of any of our directors, officers or consultants.  There are no arrangements for our directors, officers, employees or consultants that would result from a change-in-control.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past ten years:

  - Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

   -  Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

   - Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities,; or

   - Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 11.  EXECUTIVE COMPENSATION

Since inception, we have not paid any compensation to our officers.  Mr. Friedman purchased his 8,000,000 common shares for $12,100 in cash from personal funds.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2012, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage Owned (1)
Neal Friedman	8,000,000	86.53%
700 Rockaway Turnpike Suite #400
Lawrence, NY 11559

Alexander Spira	0	0.00%
700 Rockaway Turnpike
Suite #400
Lawrence, NY 11559

(1) Based on 9,245,600 issued and outstanding shares as of March 28, 2012.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The registrant's board of directors consists of Neal Friedman.  He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Mr. Friedman owns 8,000,000 common shares for which he paid $12,100.

Advances from officer

As of December 31, 2011 the Company owed $4,125 to an officer of the Company.  These advances are unsecured, due on demand, with no interest.

Lease

The Company leases its office premise from a director of the Company on a month-to-month basis at no cost.

Consultation Fee

As of December 31, 2011, the Company paid $26,000 for consultation services to a firm whose officers were related to the CEO of the Company.

Management agreement

On May 1, 2011, the Company entered into a management agreement with New Visions Group to act as the managing agent of their beneficial interest in the apartment buildings known as Walnut Villas Apts. located at 1027 Florence Avenue, Vineland, New Jersey, for a term of five years.  New Visions Group is owned by Murray Friedman, the father of Neal Friedman, an officer and director of the Company. Pursuant to this agreement, the Company receives 5% of amounts collected from the distributions of income derived from the buildings and will be reimbursed for all out-of-pocket costs. The management fee charged during the year ended December 31, 2011 amounted to $2,200.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $10,500 and $10,500 from Gumbiner Savett Inc., respectively for the 2011 and 2010 fiscal years.  Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We incurred $700 and $700 aggregate tax fees and expenses from Gumbiner Savett Inc. for the 2011 and 2010 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We did not incur any non-audit related fees from Gumbiner Savett Inc. during the fiscal years ended 2011 and 2010.  The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2011 and 2010 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Gumbiner Savett Inc. solely for audit and audit-related services, tax consultation, and, as needed, for due diligence in acquisitions.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2011 and 2010

Statements of Operations for the year ended December 31, 2011 and for the periods from Inception (October 14, 2010) through December 31, 2010 and 2011

Statement of Changes in Stockholders' Equity for the period from October 14, 2010 (Inception) through December 31, 2011

Statements of Cash Flows for the year ended December 31, 2011 and for the periods from Inception (October 14, 2010) through December 31, 2010 and 2011

(a)(2) List of financial statement schedules included in Part IV hereof:

None

 (a)(3) Exhibits

All of the following exhibits are incorporated by reference to Form S-1 and its amendments, file no: 333-173119.

   3.i      Articles of Incorporation

   3.ii     By-Laws

   5        Consent and Opinion of Jody M. Walker, Attorney at Law

   23      Consent of Certified Public Accountant

The following documents are filed as a part of this report:

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of

                        2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of

                        2002

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

Date:    March 28, 2012

Primco Management Inc.

By:  /s/Neal Friedman

Neal Friedman

Chief Executive Officer

Principal Financial Officer