Form 10-Q
period 2012-03-31
Primco Management Inc.
filed 2012-05-16
CIK 1516522

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 16, 2012:

Common Stock  -  9,245,600

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended March 31, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

Primco Management Inc.

(A Development Stage Company)

Condensed Balance Sheets

March 31, 2012 and December 31, 2011

	(unaudited) March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$ 531	$ 112,731
Accounts receivable	500	-
Total Current Assets	1,031	112,731
TOTAL ASSETS	$ 1,031	$ 112,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ -	$ 550
Accrued expenses	3,000	3,000
Advances from officer, including accrued interest	5,975	4,125
Total current liabilities	8,975	7,675
TOTAL LIABILITIES	8,975	7,675

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 25,000,000 shares authorized; 9,245,600 shares issued and outstanding	9,246	9,246
Additional paid-in capital	156,554	156,554
Accumulated deficit during development stage	(173,744)	(60,744)
Total Stockholders' Equity (Deficit)	(7,944)	105,056
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,031	$ 112,731

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended March 31, 2012 and 2011, and for the Period from Inception (October 14, 2010) through March 31, 2012

(Unaudited)

	(unaudited) Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Inception (October 14, 2010) through March 31, 2012
Revenues	$ 500	$ -	$ 4,085

Operating Expenses:
Accounting	1,300	116	18,956
Bank service charges	-	66	174
Consulting	2,200	-	28,200
Legal and professional	-	4,000	18,999
Research & development	110,000	-	110,000
State filing fees & permits	-	-	1,500
Total operating expenses	113,500	4,182	177,829

Operating loss	(113,000)	(4,182)	(173,744)

Provision for income taxes	-	-	-

Net loss	$(113,000)	$ (4,182)	$(173,744)

Net loss per share, Basic and Diluted	$ (0.01)	$ (0.00)	$ (0.02)

Weighted Average Number of Shares	9,245,600	8,000,000	7,544,270

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011, and for the Period from Inception (October 14, 2010) through March 2012

(Unaudited)

	(unaudited) Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Inception (October 14, 2010) through March 2012
Cash Flows from Operating Activities:
Net loss	$(113,000)	$(4,182)	$(173,744)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) Decrease in:
Account receivable	(500)	-	(500)
Increase (Decrease) in:
Accounts payable	2,450	-	3,000
Accrued expenses	(3,000)	-	-
Net Cash used in Operating Activities	(114,050)	(4,182)	(171,244)

Cash Flow from Financing Activities:
Proceeds from officer advances	1,850	4,100	20,975
Repayments to officer advances	-	-	(15,000)
Proceeds from issuance of common stock, net of $2,000 of offering costs	-	-	165,800
Net Cash provided by Financing Activities	1,850	4,100	171,775

Net Increase (Decrease) in Cash	(112,200)	82	531

Cash Balance at beginning of period	112,731	100	-

Cash Balance at end of period	$ 531	$ 18	$ 531

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Primco Management Inc. (the “Company”) was incorporated under the laws of the state of Delaware on October 14, 2010.

Nature of operations

The Company is a real estate management company. The Company raised capital during 2011 to fund operations.

Basis of presentation

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 filed on Form 10-K.

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

Concentration of cash

The Company places its cash and cash equivalents with high quality financial institutions. At times, cash balances may be in excess of the FDIC insurance limits. Management considers the risk to be minimal.

Fair value of financial instruments

All financial instruments are carried at amounts that approximate estimated fair value.

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of March 31, 2012 and December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

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

NOTE 3 – ACCRUED EXPENSES

Accrued expenses are composed of professional fees of $3,000 as of December 31, 2011.

NOTE 4 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	(Unaudited) Three Months Ended March 31, 2012	(Unaudited) Three Months Ended March 31, 2011	Inception (October 14, 2010) through March 31, 2012
Numerator: Net Loss	$ (113,000)	$ (4,182)	$ (173,744)

Denominator: Weighted Average Number of Shares	9,245,600	8,000,000	7,544,270

Net loss per share – Basic and Diluted	$ (0.01)	$ (0.00)	$ (0.02)

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from officer

As of March 31, 2012 and December 31, 2011 the Company owed $5,975 and $4,125 to an officer of the Company. These advances are unsecured, due on demand, with no interest.

Lease

The Company leases its office premise from a director of the Company on a month-to-month basis at no cost.

Consultation Fee

As of March 31, 2012 and 2011, the Company paid $2,200 and none, respectively for consultation services to a firm whose officers were related to the CEO of the Company.

Management agreement

On May 1, 2011, the Company entered into a management agreement with New Visions Group to act as the managing agent of their beneficial interest in the apartment buildings known as Walnut Villas Apts. located at 1027 Florence Avenue, Vineland, New Jersey, for a term of five years. New Visions Group is owned by Murray Friedman, the father of Neal Friedman, an officer and director of the Company. Pursuant to this agreement, the Company receives 5% of amounts collected from the distributions of income derived from the buildings and will be reimbursed for all out-of-pocket costs. The management fee charged during the three months ended March 31, 2012 and 2011 amounted to $500 and none, respectively.

NOTE 6 – PRIVATE PLACEMENT

During November and December 2011, the Company issued 1,245,600 common shares (post split) at a price of $.25 per share, for gross proceeds of $153,700, through a private placement.  The Company paid $2,000 in offering costs in connection with this private placement.

NOTE 7 – FORWARD STOCK SPLIT

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

Results of Operations

For the three months ended March 31, 2012, we had revenues of $500.  We had accounting expenses of $1,300, consulting fees of $2,200, and research and development costs of $110,000, resulting in total operating expenses of $113,500 for the period.  For the three months ended March 31, 2012, we had a net loss of $113,000.

For the three months ended March 31, 2011, we did not generate any revenues.  We had accounting expenses of $116, bank service charges of $66, and legal and professional fees of $4,000.  As a result, we had total operating expenses of $4,182 for the period.  For the three months ended March 31, 2011, we had a net loss of $4,182.

For the period from Inception (October 14, 2010) through March 31, 2012, we generated revenues of $4,085.  We had accounting expenses of $18,956, bank service charges of $174, consulting expenses of $28,200, legal and professional expenses of $18,999, research and development costs of $110,000 and state filing fees and permits of $1,500.  As a result, we had total operating expenses of $177,829 for the period.  For the period from Inception (October 14, 2010) through March 31, 2012, we had a net loss of $173,744.

Liquidity and Capital Resources

For the period from inception (October 14, 2010) through March 31, 2012, we did not pursue any investing activities.

For the three months ended March 31, 2012, we received proceeds from officer advances of $1,850, resulting in net cash provided by financing activities of $1,850 for the period.

For the three months ended March 31, 2011, we received proceeds from officer advances of $4,100, resulting in net cash provided by financing activities of $4,100 for the period.

For the period from inception (October 14, 2010) through March 31, 2012, we received proceeds from officer advances of $20,975.  We repaid $(15,000) to officer advances.  We received proceeds from the issuance of common stock of $165,800.  As a result, we have net cash provided by financing activities of $171,775 for the period from inception (October 14, 2010) through March 31, 2012.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2012, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

PART II

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities:

None

ITEM 4  Mine Safety Disclosures

Not Applicable

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

Dated: May 16, 2012