Form 10-Q
period 2012-09-30
Primco Management Inc.
filed 2012-10-31
CIK 1516522

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

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

October 31, 2012:

Common Stock  -  9,245,600

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended September 30, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

Primco Management Inc.

(A Development Stage Company)

Condensed Balance Sheets

September 30, 2012 and December 31, 2011

	(unaudited) September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$ 91	$ 112,731
Accounts receivable	500	-
Total Current Assets	591	112,731
TOTAL ASSETS	$ 591	$ 112,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ -	$ 550
Accrued expenses	-	3,000
Advances from officer	23,075	4,125
Total current liabilities	23,075	7,675
TOTAL LIABILITIES	23,075	7,675

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 25,000,000 shares authorized; 9,245,600 shares issued and outstanding	9,246	9,246
Additional paid-in capital	156,554	156,554
Accumulated deficit during development stage	(188,284)	(60,744)
Total Stockholders' Equity (Deficit)	(22,484)	105,056
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 591	$ 112,731

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011,

and the Period from October 14, 2010 (Date of Inception) to September 30, 2012

(Unaudited)

	Three months ended September 30		Nine Months Ended September 30		October 14, 2010 (Inception) to September 30, 2012
	2012	2011	2012	2011
Revenues	$ 500	$ 1,000	$ 2,600	$ 2,200	$ 6,185

Operating Expenses:
Accounting	2,500	-	5,900	6,956	23,556
Bank service charges	-	-	40	120	214
Consulting	-	-	14,200	-	40,200
Legal and professional	-	-	-	-	18,999
Research and development	-	-	110,000	-	110,000
State filing fees and permits	-	-	-	116	1,500
Total operating expenses	2,500	-	130,140	7,192	194,469

Operating income (loss)	(2,000)	1,000	(127,540)	(4,992)	(188,284)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$ (2,000)	$ 1,000	$(127,540)	$ (4,992)	$(188,284)

Net loss per share, Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted Average Number of Shares	9,245,600	8,000,000	9,245,600	8,000,000	7,990,773

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

and the Period from October 14, 2010 (Date of Inception) to September 30, 2012

(Unaudited)

	Nine Months Ended September 30		October 14, 2010 (Inception) to September 30, 2012
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(127,540)	$(4,992)	$(188,284)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) Decrease in:
Account receivable	(500)	(2,200)	(500)
Increase (Decrease) in:
Accounts payable	(550)	-	-
Accrued expenses	(3,000)	-	-
Net Cash used in Operating Activities	(131,590)	(7,192)	(188,784)

Cash Flow from Financing Activities:
Proceeds from officer advances	19,350	7,125	38,475
Repayments of officer advances	(400)	-	(15,400)
Proceeds from issuance of common stock, net of $2,000 of offering costs	-	-	165,800
Net Cash provided by Financing Activities	18,950	7,125	188,875

Net Increase (Decrease) in Cash	(112,640)	(67)	91

Cash Balance at beginning of period	112,731	100	-

Cash Balance at end of period	$ 91	$ 33	$ 91

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

Basis of presentation

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011 filed on Form 10-K.

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

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  At September 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of September 30, 2012 and December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The Company’s independent auditors, in their report on the Company’s financial statements for the year ended December 31, 2011, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	(Unaudited) Three Months Ended September 30		(Unaudited) Nine Months Ended September 30		(Unaudited) October 14, 2010 (Inception) to September 30, 2012
	2012	2011	2012	2011
Numerator: Net income (Loss)	$ (2,000)	$ 1,000	$ (127,540)	$ (4,992)	$ (188,284)

Denominator: Weighted Average Number of Shares	9,245,600	8,000,000	9,245,600	8,000,000	7,990,773

Net loss per share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from officer

As of September 30, 2012 and December 31, 2011, the Company owed $23,075 and $4,125 to an officer of the Company. These advances are unsecured, due on demand, with no interest.

Lease

The Company leases its office premise from a director of the Company on a month-to-month basis at no cost.

Consultation Fee

During the three and nine months ended September 30, 2012, the Company incurred zero and $14,200, respectively, for consultation services to a firm whose officers were related to the CEO of the Company.

Management agreement

On May 1, 2011, the Company entered into a management agreement with New Visions Group to act as the managing agent of their beneficial interest in the apartment buildings known as Walnut Villas Apts. located at 1027 Florence Avenue, Vineland, New Jersey, for a term of five years. New Visions Group is owned by Murray Friedman, the father of Neal Friedman, an officer and director of the Company. Pursuant to this agreement, the Company receives 5% of amounts collected from the distributions of income derived from the buildings and will be reimbursed for all out-of-pocket costs. The management fee charged during the three and nine months ended September 30, 2012 amounted to $500 and $2,600, respectively. At September 30, 2012, the Company was owed $500 by New Visions Group that is included in accounts receivable in the accompanying balance sheet.

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

NOTE 7 – SUBSEQUENT EVENT

On October 10, 2012, the Company increased the authorization of common shares from 25,000,000 (par value $0.001) to 500,000,000 (par value $0.001). In addition, the Company authorized a twenty-for-one forward stock split for common shareholders, which increased the outstanding common shares from 9,245,600 to 184,912,000.

The Company has evaluated subsequent events through October 16, 2012, the date which the financial statements were available to be issued.  Except as disclosed above, there were no material events noted that would require adjustment to or disclosure in these financial statements.

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

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonably likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the three months ended September 30, 2012, we had revenues of $500.  We had accounting expenses of $2,500, resulting in total operating expenses of $2,500 for the period.  For the three months ended September 30, 2012, we had a net loss of $2,000.

For the three months ended September 30, 2011, we had revenues of $1,000. As a result, we had net income of $1,000 for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, we had revenues of $2,600.  We had accounting expenses of $5,900, bank service charges of $40, consulting expenses of $14,200, and research and development expenses of $110,000, resulting in total operating expenses of $130,140 for the period.  We had a net loss of $127,540 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2011, we had revenues of $2,200. We had operating expenses consisting of accounting expenses of $6,956, bank service charges of $120, and tax and license expenses of $116, resulting in total operating expenses of $7,192 for the period. We had a net loss of $4,992 for the nine months ended September 30, 2011.

For the period from Inception (October 14, 2010) through September 30, 2012, we generated revenues of $6,185.  We had accounting expenses of $23,556, bank service charges of $214, consulting expenses of $40,200, legal and professional expenses of $18,999, research and development costs of $110,000 and state filing fees and permits of $1,500.  As a result, we had total operating expenses of $194,469 for the period.  For the period from Inception (October 14, 2010) through September 30, 2012, we had a net loss of $188,284.

Liquidity and Capital Resources

We used $131,590 of cash in operating activities for the nine months ended September 30, 2012, an increase of $124,398 compared to the nine months ended September 30, 2011. This increase in cash used is primarily attributable to $110,000 increase in research and development, and $14,200 increase in consulting expenses.

For the period from inception (October 14, 2010) through September 30, 2012, we did not pursue any investing activities.

For the nine months ended September 30, 2012, we received proceeds from officer advances of $19,350, and made a repayment of $400, resulting in net cash provided by financing activities of $18,950.

For the nine months ended September 30, 2011, we received proceeds from officer advances of $7,125, resulting in net cash provided by financing activities.

For the period from inception (October 14, 2010) through September 30, 2012, we received proceeds from officer advances of $38,475, of which we repaid $15,400.  We received proceeds from the issuance of common stock of $165,800.  As a result, we have net cash provided by financing activities of $188,875 for the period from October 14, 2010 (inception) through September 30, 2012.

Plan of Operations

The registrant has not yet developed its real estate programs.

If we are unable to raise sufficient funds or obtain alternate financing, we may never complete development and become profitable.

Our current cash balance is estimated not to be sufficient to fund our current operations.  Mr. Friedman has verbally agreed to personally loan any amounts up to the $50,000 needed to run operations.  Any loan provided by Mr. Friedman is due on demand, with no interest. However, we still need to raise sufficient funds to complete the development of our service line. No other financing plans are in place.  We may never obtain the necessary financing to complete product development and begin operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 4: CONTROLS AND PROCEDURES

During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

In connection with the December 31, 2011 audit of our consolidated financial statements and our review of the quarter ended September 30, 2012, our independent auditors identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of appropriate resources and lack of a sophisticated financial reporting system.  The accounting department constituted of one officer who is also the controller.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more employees in financial reporting, and establishing an audit committee. These significant deficiencies together constitute a material weakness in our internal control over financial reporting.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2012, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Dated: October 31, 2012