Form 10-K
period 2012-12-31
Primco Management Inc.
filed 2013-04-15
CIK 1516522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

[ ] 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-173119

Primco Management Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3696297
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1875 Century Park East, 6th Floor, Suite 73 Century City, CA	90067
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (310) 407-5452

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2012, the average bid and asked price for voting and non-voting common equity was $ 0.10.  The aggregate market value was $4,903,200.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2013, was 184,912,000 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Primco Management Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Our Company was incorporated on October 14, 2010 in the state of Delaware. On October 10, 2012, the Company’s board of directors adopted a resolution approving an amendment to our Articles of Incorporation to effectuate an increase of the authorized common shares from 25,000,000 par value $0.001 to 500,000,000 par value $0.001 and additionally authorized a 20 for 1 forward split increasing the number of issued and outstanding common shares from 9,245,600 common shares to 184,912,000 common shares. The forward split did not affect the number of authorized common shares or their par value. The Company obtained the written consent of stockholders representing 86.53% of the Company’s outstanding common stock approving the amendment to Company’s Articles of Incorporation to affect the above-mentioned corporate actions.

Due to startup costs, legal and accounting, consulting, research and development expenses, the Company has incurred accumulated net losses of $198,284 from inception to December 31, 2012.

Effective as of January 31, 2013, the Company executed a reverse merger by entering into a stock purchase agreement whereby the Company acquired all of the assets, contracts and obligations of ESMG Inc. existing as of that date through a cashless exchange of stock. ESMG Inc., which was formed in the state of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division; a radio content syndication division and an on-line interactive sports division. Accordingly, as of January 31, 2013, through the acquisition of ESMG Inc., we expanded our operations to include entertainment in addition to continuing to offer real estate management services.

Our Business

From inception through October 17, 2012, Mr. Neal Friedman and Mr. Alexander Spira (the then Company’s officers) worked together to create a business plan that would meet the needs of the current real estate market and they held meetings with many of the firms with whom they had relationships in the real estate business to promote the new services being offered by the Company. Such services offered  included  (i) real estate management on a range of properties including class A office space, industrial, manufacturing, and warehousing facilities as well as data centers and retail outlets for real estate users; (ii) consulting services, including site selection, feasibility studies, exit strategies, market forecasts, strategic planning, and research services; and (iii) investment analysis, possible restructuring, refinancing, or repositioning analysis and implementation and strategic partnering.

As described on Page 5, while continuing to be a real estate management company since incorporation, we added entertainment to our business objectives on January 31, 2013 with the acquisition of ESMG Inc.  Our overall business activity is summarized below.

On May 1, 2011, under the previous Company management of Neal Friedman and Alexander Spira, the Company entered into a real estate management agreement with New Visions Group to act as the managing agent of apartment buildings known as Walnut Villas Apts. located at 1027 Florence Avenue, Vineland, NJ 08360. New Visions Group is owned by Murray Friedman, the father of Neal Friedman.  New Visions was contracted to pay the Company 5% of the property revenue collected as full compensation for services rendered , with reimbursement for expenses incurred by the Company. While the term of this contract was for five years with automatic renewal, it was subject to termination with thirty day written notice. Such termination occurred as of September 30, 2012, followed by the resignations of Neal Friedman and Alexander Spira from all positions with the Company effective October 17, 2012.

 Zahoor Ahmad took over management control of the Company effective October 17, 2012. The Company continued to be actively involved in developing its business in the real estate market, with additional plans to be leveraged through private investment and a limited number of loans. We enhanced our marketing efforts to promote our services primarily to retail home and apartment buyers, as well as to real estate investors that may use our services to locate properties for investment purposes.  We service clients of all income levels. Since Mr. Ahmad is an experienced real estate agent and understands this market's needs, he appealed to such potential new clients on a highly competitive level.

When Zahoor Ahmad resigned from all positions with the Company on February 7, 2013 following the acquisition of ESMG Inc. as of January 31,2013, David Michery became President  and CEO of the Company, bringing 25 years of experience as a top executive in the entertainment industry – particularly with respect to music production and distribution and Ramiro Guzman was appointed Vice President of Operations.  For 20 + years, Mr. Guzman has managed, owned, operated and managed real estate companies, operated construction companies and has been a real estate broker and licensed by the Department of Real Estate since 1991, with proven history of outstanding results in acquiring, rehabilitating, and selling properties. He is therefore uniquely positioned to head the Company’s continuing real estate business segment.

With respect to entertainment, Mr. Michery brings with him from ESMG Inc. a team of seasoned entertainment industry executives with the objective of carefully selecting both new and emerging music recording artists, as well as established artists, to drive distribution by the  ES Music label. Several recording artist contracts have already been signed and recorded music is being prepared for release. The Company has entered into negotiations with the three leading international music companies and intends to execute a multi-year worldwide distribution agreement during second quarter 2013. On the film and TV side, similar discussions have commenced by ES Film and ES TV with independent producers to co-produce and/or co-finance new content as well as distributing completed content.  During second quarter 2013, the Company intends to launch its national radio syndication division through ES Radio and launch its on-line sports division through ES Sports during third quarter 2103.

Our Real Estate Services

Our real estate business segment offers comprehensive real estate, mortgage and title services to our diverse potential clients. These services include:

i.

A home search database;

ii.

Moving consulting, quotes, planning, etc.;

iii.

Mortgage consulting and loan preapproval;

iv.

Community information;

v.

Title transfer;

vi.

Obtaining a comparative market analysis for potential sellers; and

vii.

Appraising and Property preparation.

Our business plan includes:

(i)

Establishing and maintaining close contact with residential real estate listing services, and other service organizations, to target potential clients;

(ii)

Keeping close contact with clients and establishing long-term relationships with them to generate repeat business and obtain a top notch reputation; and

(iii)

Establishing a comprehensive service experience and satisfaction rate with our clients, which services will include consultation, appraisal, sale preparation, community information and moving consultation.

Revenue Stream

Until the acquisition of ESMG Inc. as of January 31, 2013, our revenue was derived from our fees for property Management services, either on a per diem/per unit fee basis or on a traditional percentage of rent roll fee, as negotiated per property. All of our other real estate services are billed at a per contract fee, or as an hourly fee, as per negotiation with the particular client. All services will be billed on a net 30 day basis.

Our Marketing Plan

Subject to the receipt of sufficient financing, we are planning to launch a comprehensive public relations program which will garner media coverage, increase visibility, and heighten awareness to the Company and our services, technologies, to differentiate us from our competitors.

We also plan to implement strategic advertising campaigns, which, for our real estate business segment, will generally focus on print using real estate industry publications, complimented with a website that provides an electronic “brochure” to generate sales leads and increase market awareness. For our new entertainment business segment, we will focus on print using entertainment industry publications, presence at selected film and TV festivals and markets, and entertainment related publicity events and premiers.

We are implementing policies and procedures to control advertising or promotions that will be utilized within our strategic alliances. These policies will include the pre-approval of all advertising materials and restrictions on how our strategic alliances can advertise using the  “Primco Management” and the “ESMG” brands.

Our Operating Costs

Costs associated with the customer acquisition, retention, continued product development, overhead and management and continued servicing will be budgeted individually for each project and carefully scaled against expected revenues.  Contingencies will be allowed when deemed necessary. Then, our market pricing is reviewed based on current competitors’ prices, along with a market survey of the satisfaction with these prices and the associated services.

Management is of the opinion that the pricing of our services and our intellectual property will be competitive to the customer, and yet still provide us with better-than-market returns on revenues.

Our Business Strategy

We provide services and content to meet our clients’ needs supported by a highly qualified and experienced team of professionals. Our strategy is to leverage broad geographic reach, long-term client relationships, and a full-range of service and content offerings. Our growth plan, for both our existing real estate and our new entertainment business segments, is focused on the achievement of four primary objectives:

(i) Expanding business from existing relationships. A principal component of our strategy is to secure management contracts from existing relationships.  We believe that by continuing to deliver high quality services and content and by leveraging our existing relationships, we can capture a growing market share.

(ii) Growing our customer base. We will continue to focus on attracting new customers. We plan to develop new client relationships primarily by leveraging the significant contact networks of our management team and through referrals. In addition, we believe we will attract new customers by building our brand name and reputation and through our marketing efforts. We anticipate that our growth efforts will continue to focus on identifying strategic target accounts that tend to be larger industry companies.

(iii) Expanding geographically. We plan to expand geographically to meet the demand for real estate management services and for our entertainment content in a given locality.

(iv)   Providing additional professional service offerings. We plan to continue to develop and consider entry into new professional and production service offerings centered on real estate and entertainment.  In this regard, our evaluation of business opportunities will include cultural fit, growth potential, profitability, cross-marketing opportunities, and competition.

We intend to leverage sales and delivery alliances with companies whose capabilities complement our own, either by enhancing our services, or by helping extend offerings to new geographies. By combining alliance partners’ products and services with our capabilities and expertise, we intend to create innovative, high-value business solutions for our clients. Some alliances will be specifically aligned with our offerings, thereby adding skills, technology and insights that are applicable across both the real estate and the entertainment industries.

We also plan to work with strategic partners to promote the implementation of our solutions in the real estate industry and entertainment. In addition, we plan to continue to develop organizational change solutions that address specific market needs, are affordable, and can be easily integrated with the products and services that will be in place. We intend to continue to explore new market opportunities through strategic partnering, acquisitions, the creation of new companies or divisions, and the use of partnership relationships that will provide increased market penetration.

Intellectual Property

Through January 31, 2013, we did not have any patents, trademarks, licenses, franchises, concessions, and royalty agreements, labor contracts or other proprietary interests. However, with the acquisition of ESMG Inc. and our entry into the entertainment industry we began to also acquire various intellectual property rights post January 31, 2013.

Research and Development

During the year ended December 31, 2012, we spent a total of $110,000 on research and development generally related to the real estate industry.

Governmental Regulation Regarding the Real Estate Industry

Federal, state, and local laws and regulations impose environmental zoning restrictions, use controls, disclosure obligations, and other restrictions that affect the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as the willingness of mortgage lenders to provide financing, with respect to some properties. If transactions in which we are involved are delayed or abandoned as a result of these restrictions, the brokerage business could be adversely affected. In addition, a failure by the Company to disclose known environmental concerns in connection with a real estate transaction may subject us to liability to a buyer or lessee of property.

We plan to undertake a third-party Phase I investigation of potential environmental risks when evaluating an acquisition for a sponsored real estate related program. A Phase I investigation is an investigation for the presence or likely presence of hazardous substances or petroleum products under conditions that indicate an existing release, a post release or a material threat of a release. A Phase I investigation does not typically include any sampling. We may acquire a property with environmental contamination, subject to a determination of the level of risk and potential cost of remediation. Various environmental laws and regulations also can impose liability for the costs of investigating or remediation of hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal.

In addition, an increasing number of federal, state, local, and foreign governments have enacted various treaties, laws and regulations that apply to environmental and climate change, in particular seeking to limit or penalize the discharge of materials such as green house gas into the environment or otherwise relating to the protection of the environment. As a property manager, we could be held liable as an operator for any such contamination or discharges, even if the original activity was legal and the registrant had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than its share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. We could also incur liability for property damage or personal injury claims alleged to result from environmental contamination or discharges, or from asbestos-containing materials or lead-based paint present at the properties that it manages. Insurance for such matters may not always be available, or sufficient to cover our losses.

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property managers to inspect for and remove lead-based paint in certain buildings, could increase our risk for violations or claims.

The Company and its brokers, salespersons and, in some instances, property managers are regulated by the states in which we do business. These regulations may include licensing procedures, prescribed professional responsibilities, and anti-fraud provisions. Our activities are also subject to various local, state, national, and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws, and regulations and are affected by laws and regulations relating to real estate and real estate finance and development.

Commencing with the acquisition of ESMG Inc. on January 31, 2013 and our entry into the entertainment industry, we additionally focus on different government regulation specifically relating to entertainment, which we will cover in our future annual and quarterly reports filed with the SEC.

Competition in the Real Estate Industry

The U.S. commercial real estate services industry is large and highly fragmented, with thousands of companies providing asset management, investment management and brokerage sales and leasing transaction services. In recent years, the industry has experienced substantial consolidation, a trend that is expected to continue. We competed in a variety of service businesses within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. We face competition not only from other regional and national service providers, but also from global real estate providers, boutique real estate advisory firms and appraisal firms. Although many of the registrant’s competitors are local or regional firms that are substantially larger such as CB Richard Ellis, Jones Lang LaSalle, and Cushman & Wakefield, all of which have global platforms.

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

While there is no assurance that we will ever be able to compete effectively, maintain current fee levels or margins, or maintain or increase its market share, based on its competitive strengths, we believe that we can develop the infrastructure and personnel to operate in this highly competitive industry. The ability to do so, however, depends upon our ability to, among other things; successfully manage through the disruption and dislocation of the credit markets and the weak national and global economies.

Our end-to-end customer service begins before a sale is made and continues throughout implementation and deployment. Executive sponsorship, implementation effectiveness reviews, satisfaction surveys, global support programs, and rigorous management of customer satisfaction are key elements of our customer service process. We intend to provide a flexible, responsive and customer focused service program through our potential distributors to provide thoughtful analysis to create solutions for our customers that create lifetime value.

We intend to design a user-friendly website organized to exceed the needs of our customers. The purpose of our intended website is not to replace our customer intelligence staff, but rather to enhance the response time and quality of service we will be able to offer. After completing our support forms, our customers will be assigned a unique support ticket that is monitored 24/7.

We plan to service our clients at a competitive service fee. We are willing to take on troublesome properties and “go the extra mile” with plans and imagination to cure problems. We are willing to do this even at a per diem rate which management believes is easier to afford on a troubled property`s limited budget. We are also willing to negotiate a grace period for management fees on a yearly signed contract in order to help the owner overcome the hurdles of management change.

Commencing with our entry into the entertainment industry as of January 31, 2013 , we will begin to face different types of competition specifically relating to entertainment competitors.

Strategic Positioning

We intend to capitalize on the opportunity the real estate and the entertainment markets present through our competitive advantages of lower cost, reliability, quality of service, and content through the extensive experience of our management team.

Sales Objectives

We introduce our products and services to the marketplace in several phases, formulated to capture revenue streams from new clients as well as utilizing existing relationships, and obtain new revenues as the market matures.

Our path to revenue and growth will be through acquiring clients from:

i.

organizations with which management has strategic relationships;

ii.

obtaining clients from competitors by demonstrating superior quality, and reliability at a lower cost;

iii.

implementing our marketing plan; and

iv.

and possible acquisitions of underperforming competitors.

Employees

We currently have three employees David Michery, Alan J. Bailey and Ramiro Guzman.  All of our employees devote their full efforts and as much time as is necessary for the Company to conduct its operations. We may hire additional necessary personnel solely as needed, and on a per contract basis.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

Our current executive offices are located at 1875 Century Park East, 6th Floor, Suite 73, Century City, CA, 90067. Our telephone number at our executive office is (310) 407-5452.  These offices are provided free of charge by Alan J. Bailey, an officer and director of the Company, and consist of 140 square feet, with access to a common reception area and adjacent conference  rooms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

Balance of Page Intentionally Left Blank

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

Market Information

a)Market Information. Our common stock was not quoted on a market or securities exchange until February 6, 2013, when our common stock first began to trade on OTC.QB.

b) Holders.  At April 15, 2013, there were 12 shareholders of the Company.

 c)Dividends. Holders of the Company’s common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on the Company’s common stock have  been declared or paid to date.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the Company under equity compensation plans.

e) Performance graph.

Not applicable.

f) Sale of unregistered securities.

Not applicable

Item 5(b)

Use of Proceeds.

Not applicable.

Item 5(c)

Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2012.

Since our incorporation on October 14, 2010 in the state of Delaware we have been a development stage company offering a general array of real estate management services. As of January 31, 2013, with our acquisition of ESMG Inc. we added an entertainment related business segment.  Our performance can be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending. Additionally, our performance can be affected by competition. Management believes that as both industries continue to consolidate, competition with respect to pricing will intensify. Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish ourselves from competitors based on quality and superior service and content and on our operating efficiency. We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the year ended December 31, 2012 we generated revenues of $2,600 compared with revenues of $ 3,585 for the year ended December 31, 2011.

Our operating expenses for the year ended December 31, 2012 totaled $140,140 and included accounting expenses of $15,900; bank service charges of $ 40; consulting expenses of $14,200; and research and development costs of  $110,000, resulting in a net operating loss of $137,540 for the year. By comparison, our operating expenses for the year ended December 31, 2011 totaled $52,539 and included accounting expenses of

$14,656; bank service charges of $174; consulting expenses of $26,000; legal and professional fees of $9,999; and state filing fees and permits of $1,500, resulting in a net operating loss of $48,744 for the year.

For the period from inception (October 14, 2010) through December 31, 2012, we generated cumulative revenues of $6,185. Our operating expenses for the same period totaled $204,469, resulting in a cumulative loss from operations of $ 198,284.  Our operating expenses of $194,469 included accounting expenses of $33,556; bank service charges of $ 214;  consulting expenses of $40,200; legal and professional fees of  $18,999; research and development costs of $110,000 and state filing fees and permits of $1,500. Our operating expenses consisted mainly of developing and rolling out our business plan with outside consulting, research and development costs, as well as basic legal and accounting expenses necessary to complete filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

Our net operating loss of $137,540 for the year ended December 31, 2012 depleted our cash resources to $91 at December 31, 2012. Accordingly, we need a new infusion of capital to sustain our operations, either from our officers or from third-party sources.

Cumulatively since Inception (October 14, 2010), we received proceeds from the issuance of our common stock of $165,800, net of offering costs, and we received a total of $22,575, net of repayments, as advances from an officer.  These two sources, totaling a net of $188,375, have been used to fund our cumulative operating losses of $198,284 from inception through December 31, 2012, leaving a cash balance of $91 at December 31, 2012.

We have had no off balance sheet arrangements since inception through December 31, 2012.

The Company has not generated sufficient revenue from its operations and needs to raise capital to meet the operating requirements over the next twelve months.   The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operation for the Next 12 months

We plan to carefully seek and secure third-party financing, both short-term and long-term, which may be in the form of debt, equity or a combination of both, to enable us to implement our business plan (which, subsequent to January 31, 2013 will additionally include establishing ourselves as a strategically and competitively place multi-media production and distribution enterprise in the entertainment industry). We intend to include potential strategic business partners and alliances as possible sources of financing, as well as traditional institutional and venture capital sources. Our change in management at the beginning of February, 2013 enables us to strengthen our  business plans and consider new business opportunities in 2013 relating to both entertainment and our continuing real estate management. We intend to carefully pursue strategic acquisitions of smaller and compatible entertainment businesses, as well as careful investment in new and established music artists, motion picture and TV projects, radio programming for national syndication and on-line sports broadcasting.  We also intend to strengthen our real estate business through the careful investment in real estate opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Primco Management Inc.

We have audited the accompanying balance sheet of Primco Management Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from October 14, 2010 (inception) through December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and for the period from October 14, 2010 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has not generated sufficient revenue from its operations and needs to raise capital to meet the operating requirements over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/Gumbiner Savett Inc.

GUMBINER SAVETT INC.

Santa Monica, California

April 15, 2013

Primco Management Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$ 91	$ 112,731

Total Current Assets	91	112,731
TOTAL ASSETS	$ 91	$112,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$ -	$ 550
Accrued expenses	10,000	3,000
Advances from officer	-	4,125
Total Current Liabilities	10,000	7,675

TOTAL LIABILITIES	10,000	7,675

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 500,000,000 and 25,000,000 shares authorized, respectively; 184,912,000 shares issued and outstanding	184,912	184.912
Additional paid-in capital	3,463	(19,112)
Accumulated deficit during development stage	(198,284)	(60,744)
Total Stockholders' Equity (Deficit)	(9,909)	105,056

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 91	$ 112,731

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Statements of Operations

	For the years ended December 31		October 14, 2010 (Inception) to December 31, 2012
	2012	2011
Revenues	$ 2,600	$ 3,585	$ 6,185

Operating Expenses:
Accounting	15,900	14,656	33,556
Bank service charges	40	174	214
Consulting	14,200	26,000	40,200
Legal and professional	-	9,999	18,999
Research and development	110,000	-	110,000
State filing fees and permits	-	1,500	1,500
Total operating expenses	140,140	52,329	204,469

Operating loss	(137,540)	(48,744)	(198,284)

Provision for income taxes	-	-	-

Net loss	$(137,540)	$ (48,744)	$(198,284)

Net loss per share, Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	184,912,000	161,977,008	162,866,966

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at October 14, 2010 (Inception)	-	$ -	$ -	$ -	$ -
Issuance of common stock for cash	160,000,000	160,000	(147,900)	-	12,100
Net loss for the period October 14, 2010 to December 31, 2010	-	-	-	(12,000)	(12,000)

Balance at December 31, 2010	160,000,000	160,000	(147,900)	(12,000)	100
Issuance of common stock for cash	24,912,000	24,912	128,788	-	153,700
Net loss for the year ended December 31, 2011	-	-	-	(48,744)	(48,744)

Balance at December 31, 2011	184,912,000	184,912	(19,112)	(60,744)	105,056

Forgiveness by officer of advances	-	-	22,575	-	22,575
Net loss for the year ended December 31, 2012	-	-	-	(137,540)	(137,540)
Balance at December 31, 2012	184,912,000	$184,912	$3,463	$(198,284)	$(9,909)

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended December 31		October 14, 2010 (Inception) to December 31, 2012
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(137,540)	$(48,744)	$(198,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (Decrease) in:
Accounts payable	(550)	550	-
Accrued expenses	7,000	3,000	10,000

Net Cash used in Operating Activities	(131,090)	(45,194)	(188,284)

Cash Flow from Financing Activities:
Proceeds from officer advances	19,350	19,125	38,475
Repayments of officer advances	(900)	(15,000)	(15,900)
Proceeds from issuance of common stock, net of $2,000 of offering costs	-	153,700	165,800
Net Cash provided by Financing Activities	18,450	157,825	188,375

Net Increase (Decrease) in Cash	(112,640)	112,631	91

Cash Balance at beginning of period	112,731	100	-

Cash Balance at end of period	$ 91	$ 112,731	$ 91

Supplemental disclosure of non-cash financing activities:

During 2012, an officer of the Company forgave outstanding advances totaling $22,575.

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Primco Management Inc. (the “Company”) was incorporated under the laws of the state of Delaware on October 14, 2010 with an initial authorized share capital of 25,000,000 common shares of $ 0.001 par value.

On October 10, 2012, the Company’s board of directors adopted a resolution approving an amendment to its Articles of Incorporation to effectuate an increase of the authorized common shares from 25,000,000 par value $0.001 to 500,000,000 par value $0.001 and additionally authorized a 20 for 1 forward split increasing the number of issued and outstanding common shares from 9,245,600 common shares to 184,912,000 common shares. The forward split did not affect the number of authorized common shares or their par value. The common stock share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

On October 17, 2012, shareholders who owned 8,000,000 (pre-split) or 160,000,000 (post-split) restricted common shares, representing 86.53% of the Company’s total issued common shares, entered into an agreement to sell those common shares to Mr. Zahoor Ahmad. In connection with the share purchase agreement, on October 17, 2012, Mr. Friedman, an officer and director, and Mr. Spira, an officer, submitted their resignations from all positions. On October 17, 2012, Mr. Ahmad was appointed as a director, chief executive officer, principal financial officer, and president of the Company.

Effective as of January 31, 2013, the Company entered into a Stock Purchase Agreement whereby the Company acquired all of the assets, contracts and obligations of ESMG Inc. existing as of that date through a cashless exchange of stock. ESMG Inc., which was formed in the state of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division; a radio content syndication division and an on-line interactive sports division. Accordingly, as of January 31, 2013, the Company expanded its business to include a new entertainment business segment in addition to its continuing real estate management business segment.  Mr. Ahmad resigned from all Company positions on February 7, 2013 and David Michery became President and CEO, and Alan J. Bailey became the CFO and Secretary.

Nature of operations

The Company is a real estate management company, and raised capital during 2011 to fund its operations. The Company’s mission statement is to provide a wide array of real estate management services. Effective January 31, 2013, as explained above, the Company expanded its operations to include entertainment.

Development stage enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 "Development Stage Entities". Since October 14, 2010 through January 31, 2013 the Company had been devoting substantially all of its efforts to establishing new customized real estate management programs for its clients.

As such, through December 31, 2012, the Company had not generated significant revenues from its operations. Due to startup costs, legal and accounting, consulting, research and development expenses the Company has incurred accumulated net losses of $198,284 from inception through December 31, 2012. All losses accumulated since October 14, 2010 have been considered as part of the Company's development stage activities. With the acquisition of ESMG Inc. on January 31, 2013 the Company plans to transition from a development stage enterprise into a full operating company.

Use of estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition

Operating revenue during the year ended December 31,2012 consists of management income for services provided by the Company to a related party pursuant to a property management agreement, which was terminated as of September 30, 2012. Such income was recognized during the period in which the Company provided services in connection with this agreement.

Research and development

The Company records research and development expense as incurred.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Financial Accounting Standards Board Accounting Standards Codification ASC 740, “ Income Tax ,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.

At December 31, 2012 and 2011, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

Concentration of cash

The Company maintains cash balances at a bank where amounts on deposit may exceed $250,000 throughout the year.  Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Recent accounting pronouncements

The Company does not believe recently issued accounting pronouncements will have any material impact on its financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The Company is a development stage company and through January 31, 2013 management of the Company devoted substantially all of its efforts to establish new customized real estate management programs for its clients. While the Company has subsequently changed its business plan from real estate management to entertainment, in the near term the Company expects operating costs to continue to exceed funds generated from operations until significant revenues are generated from its new entertainment business and new financing sources,

The Company had only generated minimal revenues from its operations through January 31, 2013. As a result, the Company expects to continue to incur operating losses in the near term, and the operations in the near future are expected to continue to require working capital. The ability of the Company to continue as a going concern is in turn dependent on its ability to raise capital to meet its operating requirements.

The Company’s independent auditors, in their report on the financial statements for the year ended December 31, 2012 and 2011, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses are composed of professional fees of $ 10,000 and $3,000 as of December 31, 2012 and 2011 respectively.

NOTE 4 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	For the years ended December 31,		Inception (October 14, 2010) through December
	2012	2011	31, 2012
Numerator:
Net Loss	$ (137,540)	$ (48,744)	$ (198,284)
Denominator:
Weighted Average Number of Shares *	184,912,000	161,977,008	162,866,966

Net loss per share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

* Retroactively stated to reflect the effect of stock split described in Note 1

NOTE 5 – INCOME TAXES

Through December 31, 2012, the Company incurred net operating losses for tax purposes of approximately $198,000. The net operating loss carry forward for federal purposes may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forward may be subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.

A reconciliation of the potential tax benefit computed at the statutory federal income tax rate of 34% to the provision for income taxes is as follows:

                                                                                                      December 31,

                                                                               2012                 2011    Inception to 2010

Net Loss for Period                                        $ (137,540)        $ (48,744)     $  (12,000)

Potential tax benefit at statutory rates	$ (46,764)	$ (16,473)
Change in valuation allowance	46,764	16,473
Provision for income taxes	$ -	$ -
	=======	=======

   $ (4,080)

       4,080

 $         -

   =======

The cumulative deferred tax asset at December 31, 2012 and 2011 was $67,417 and $20,653, respectively.

A 100% valuation allowance has been established against the deferred tax asset as the utilization of the loss carry forward cannot reasonably be assured. Significant components of the deferred tax assets (liabilities), computed at the statutory federal tax rate of 34%, are as follows:

	2012	2011
Deferred tax asset	$67,417	$20,653
Valuation Allowance	(67,417)	(20,653)
Net deferred tax asset	$ -	$ -
	=======	=======

Although the Company is not under examination, the tax years for 2010 and forward are subject to examination by United States tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, there was no accrued interest or penalties related to uncertain tax positions.

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from officer forgiven

The Company’s officer, who provided unsecured interest free advances, net of repayments, totaling $ 22,575 to the Company through September 30, 2012, forgave those advances upon his resignation as an officer on October 17, 2012. The advance forgiven was recorded as Additional Paid-In Capital.

The net advances to the Company from the officer at December 31, 2011 totaled $4,125.

Company’s Office

The Company is provided with an office by a director of the Company on a month-to-month basis at no cost.

Consultation Fee

The Company incurred $ 14,200 and $26,000 during the years ended December 31, 2012 and 2011, respectively, for consultation services to a firm whose officers were related to the former CEO of the Company.

Property Management agreement

On May 1, 2011, the Company entered into a property management agreement with New Visions Group to act as the managing agent of their beneficial interest in the apartment buildings known as Walnut Villas Apts. located at 1027 Florence Avenue, Vineland, New Jersey, for a term of five years. New Visions Group is owned by Murray Friedman, the father of Neal Friedman, a former officer and director of the Company. Pursuant to this agreement, the Company receives 5% of amounts collected from the distributions of income derived from the buildings and will be reimbursed for all out-of-pocket costs. Revenue recognized by the Company from this agreement during the years ended December 31, 2012 and 2011 amounted to $2,600 and $2,200, respectively. The agreement was mutually terminated effective September 30, 2012.

NOTE 7 – SUBSEQUENT EVENTS

1.

Effective as of January 31, 2013, the Company executed a reverse merger by entering into a Stock Purchase Agreement whereby the Company acquired all of the assets, contracts and obligations of ESMG Inc. existing as of that date through a cashless exchange of stock. ESMG Inc., which was formed in the state of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division; a radio content syndication division and an on-line interactive sports division.   The Company’s sole officer and director, Mr. Zahoor Ahmad, retired 155,300,000 of a total of

160,000,000 common shares held by him back to the Company. The Company then issued 155,300,000 of its common shares to the shareholders of ESMG Inc. in exchange for 155,300,000 shares of ESMG Inc. to acquire of ESMG Inc. As a consequence, ESMG Inc. became a wholly-owned subsidiary of the Company. On February 7, 2013, Mr. Zahoor Ahmed resigned all positions in the Company and Mr. David Michery was appointed Chief Executive Officer, President, and Director, and Alan J. Bailey was appointed Chief Financial Officer, Secretary and Director. Mr. Michery and Mr. Bailey are the directors and the principal officers of ESMG Inc.

Unaudited condensed proforma results of operations for the year ended December 31, 2012 as if the acquisition of ESMG, Inc. had been effective on January 1, 2012 is as follows:

Year Ended December
31, 2012 (unaudited)
Revenue	$ 2,600
Operating expenses	170,890
Net loss	168,290
Net loss per share - Basic and Diluted	$ (0.00)
Weighted average shares outstanding - Basic and Diluted	184,912,000

The unaudited balance sheet as of December 31, 2012 on a proforma basis would consist of total assets of $91, total liabilities of $35,750, and stockholders’ deficit of $35,659.

2.

On March 5, 2013 the Company entered into an Investment Agreement and a Registration Rights Agreement with Deer Valley Management, LLC (“Deer Valley”) whereby Deer Valley will assist the Company to issue an S-1 to register an additional issuance of its common stock. In addition, once the S-1 has been registered, Deer Valley agreed to purchase up to $ 5 million of the Company’s common stock in tranches over a 36 month period or until such time as the S-1 is no longer effective. The amount of each purchase is based on a multiple of 200% of the Company’s average trading volume for the 10 trading days immediately preceding the stock purchase and 80% of the lowest trading price of the Company’s stock on OTC.QB over those same most recent trading days.

3.

On April 4, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $32,500 to an accredited investor. The note has a maturity date of January 15, 2014, and allows prepayment of principal at a premium of between 10% and 40% commencing April 4, 2013 until October 1, 2013.

Beginning October 1, 2013, the note is convertible into shares of the Company’s common stock at a conversion price of fifty eight percent (58%) of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The note proceeds will be used for working capital and to fund current business requirements.  The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. This financing requires the Company to initially reserve 10,690,000 of its common shares against the potential full conversion of the note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

On February 7, 2013, our Board of Directors adopted an Audit Committee Charter, Code of Ethics, Insider Trading Policy and a Memorandum of Financial and Internal Control Policies and Procedures. The Audit Committee, which was established effective that date consists of David Michery and Alan J. Bailey (Chair).

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2012, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

However, effective February 7, 2013, new management implemented enhanced controls and procedures with the objective of becoming more effective in this regard.

We will aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot ensure that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2012.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

NAME                AGE                  POSITIONS HELD                       PERIOD HELD

David Michery      46                 President, CEO, Director                 February 7, 2013 to

          Present

Alan J. Bailey        65                 CFO, Secretary, Director                 February 7, 2013 to

           Present

Business Experience of Officers and Directors

Mr. David Michery, President, Chief Executive Officer and Director ( February 7, 2013 to present)

Mr. Michery is a highly experienced music executive with over 25 years of industry success. He has served in the capacity of divisional CEO and director for several publicly traded companies and has served in an executive capacity for a number of top music industry labels, such as A&R for MCA Records (1990-1993), Head of Urban Music for All American Communication,  D.B.A. Scotti Bros./BMG and Zoo/BMG (1993- 1997) and founder of Breakaway Entertainment (1997-1999).  In addition, he served as President of Death Row Records (1999-2001), where he worked on releasing records of hip hop superstars. He has produced and/or owned eighteen gold and platinum albums,

Alan J. Bailey , Chief Financial Officer, Secretary and Director ( February 7, 2013 to present)

Mr. Bailey is a finance veteran in the entertainment industry having served as a Senior Financial Executive of Paramount Pictures for 35 years, including being its Treasurer from May 1985 through March 31, 2009.  He since served as CEO of Dynamic Media International, Inc. and has served as the CFO for several publicly traded companies. He has substantial experience in cash management, financial reporting, audit and compliance and financial planning. He is the owner and operator of the Movieville International Film Festival and executive produces lower budget/high quality motion pictures and made-for-TV movies.

Non-Qualified and Incentive Stock Option Plans

The Company does not currently have any stock option plans.

Section 16(a). Beneficial Ownership Reporting Compliance

To the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2012.

Code of Ethics Policy

We adopted a Code of Ethics policy effective February 7, 2013 that applies to our principal executive officer, principal financial officer and persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors and we have no nominating committee for this purpose.  We first established an audit committee on February 7, 2013 and we now have an audit committee financial expert with the appointment of Alan  J. Bailey on February 7, 2013 as our CFO, Secretary and Director.  Until that date, we believed that our business affairs were simple, any such committees were excessive and beyond the scope of our business and needs.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past ten years:

a.

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

b.

Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

c.

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

d.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2013, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name of Beneficial Owner               Common Stock               Percentage Owned (1)

                                                        Beneficially Owned

David Michery(2)

1875 Century Park East, 6th Floor,

Century City, CA 90067                           67,940,000                               36.74%

Alan J. Bailey(2)

1875 Century Park East, 6th Floor,

Century City, CA 90067                           67,940,000                               36.74%

 (1) Based on 184,912,000 issued and outstanding shares as of April 15, 2013.

 (2)Messrs. Michery and Bailey are officers and directors of the Company.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s board of directors consists of David Michery and Alan J. Bailey. Neither Mr. Michery nor Mr. Bailey are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Advances from officer, unsecured and interest free

As of October 17, 2012 the net amount owed by the Company of $ 22,575 to Neal Friedman, a prior officer and director, as advance from officer was fully forgiven by him. There have been no other amounts owed to an officer since that date.

Office Lease

Alan J. Bailey, an officer and director of the Company, provides space for our offices at 1875 Century Park East, 6th Floor, Suite 73, Century City, CA 90067 at no cost.

Consultation Fee

During the years ended December 31, 2012 and December 31, 2011 respectively, the Company paid $14,200 and $26,000 for consultation services to a firm whose officers were related to the CEO of the Company.

Property Management Agreement

On May 1, 2011, the Company entered into a management agreement with New Visions Group to act as the managing agent of their beneficial interest in the apartment buildings known as Walnut Villas Apts. located at 1027 Florence Avenue, Vineland, New Jersey, for a term of five years. New Visions Group is owned by Murray Friedman, the father of Neal Friedman, a former officer and director of the Company. Pursuant to this agreement, the Company receives 5% of amounts collected from the distributions of income derived from the buildings and will be reimbursed for all out-of-pocket costs. Management fee revenue of $ 2,600 and $ 2,220 during the years ended December 31, 2012 and 2011 respectively were received by the Company. The property management agreement was terminated as of September 30, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $14,000 and $10,500 from Gumbiner Savett Inc., respectively for the 2012 and 2011 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees. We incurred $700 aggregate tax fees and expenses from Gumbiner Savett Inc. for the 2011 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any non-audit related fees from Gumbiner Savett Inc. during the fiscal years ended 2012 and 2011. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.

All of the services described above for fiscal years 2012 and 2011 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Gumbiner Savett Inc. solely for audit and audit-related services, tax consultation, and, as needed, for due diligence in acquisitions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2012 and 2011

Statements of Operations for the year ended December 31, 2012 and for the periods from Inception (October 14, 2010) through December 31, 2012

Statement of Changes in Stockholders' Equity for the period from October 14, 2010 (Inception) through December 31, 2012

Statements of Cash Flows for the year ended December 31, 2012 and for the periods from Inception (October 14, 2010) through December 31, 2012

 (a)(2) List of financial statement schedules included in Part IV hereof:

None

(a)(3) Exhibits

All of the following exhibits are incorporated by reference to Form S-1 and its amendments, file no: 333-173119.

3.i Articles of Incorporation

3.ii By-Laws

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation	Form S-1	March 28, 2011
3.2	Bylaws	Form S-1	March 28, 2011
10	New Visions Agreement	Form S-1/A	August 1, 2011
14.1	Code of Ethics	Form 8-K	February 20, 2013
99.1	Audit Committee Charter	Form 8-K	February 20, 2013
99.2	Insider Trading Policy	Form 8-K	February 20, 2013
99.3	Memorandum of Financial and Internal Control Policies and Procedures	Form 8-K	February 20, 2013

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 15, 2013

PRIMCO MANAGEMENT INC.

By:	/s/ David Michery
David Michery
President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Michery	Chief Executive Officer	April 15 ,2013
David Michery

/s/ Alan J. Bailey	Chief Financial Officer, Controller and Director	April 15, 2013
Alan J. Bailey