Form 10-Q
period 2013-03-31
Primco Management Inc.
filed 2013-05-20
CIK 1516522

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-173119

Primco Management Inc.

 (Exact name of registrant as specified in its charter)

Delaware	27-3696297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1875 Century Park East, 6th Floor Suite 73, Century City, CA	90067
(Address of principal executive offices)	(Zip Code)

(310) 407-5452

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 20, 2013:  Common Stock  -  194,483,988

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended March 31, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Mine Safety Disclosures	15
Item 5. Other Information	15
Item 6. Exhibits	15

SIGNATURES	16

Primco Management Inc.

(A Development Stage Company)

Balance Sheets

March 31, 2013 and December 31, 2012

	(unaudited) Consolidated March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$ 148	$ 91
Intellectual Property Rights: Music	783,850	-
: Motion Picture	275,000	-
Total Current Assets	1,058,998	91
TOTAL ASSETS	$ 1,058,998	$ 91

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 1,085,950	$ -
Accrued Payroll	50,712	-
Accrued Other Expenses	15,000	10,000
Total current liabilities	1,151,662	10,000
TOTAL LIABILITIES	1,151,662	10,000

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 500,000,000 shares authorized; 184,912,000 shares issued and outstanding	184,912	184,912
Additional paid-in capital	3,463	3,463
Accumulated deficit during development stage	(281,039)	(198,284)
Total Stockholders' Equity (Deficit)	(92,664)	(9,909)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,058,998	$ 91

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Statements of Operations

For the Three Months Ended March 31, 2013 and 2012,

and for the Period from Inception (October 14, 2010) through March 31, 2013

(Unaudited)

	Consolidated Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Inception (October 14, 2010) through March 31, 2013
Revenue	$ -	$ 500	$ 6,185

Operating Expenses: Management salaries	50,712	-	50,712
Accounting	5,000	1,300	38,556
Bank service charges	43	-	257
Consulting	-	2,200	40,200
Legal and professional	-	-	18,999
Stock transfer agent fees	1,250	-	1,250
Research & development	-	110,000	110,000
State filing fees & permits	-	-	1,500
Music artist promotional costs	25,750	-	25,750
Total operating expenses	82,755	113,500	287,224

Operating loss	(82,755)	(113,000)	(281,039)

Provision for income taxes	-	-	-

Net loss	$(82,755)	$ (113,000)	$(281,039)

Net loss per share, Basic and Diluted*	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares	184,912,000	184,912,000	164,542,259

(*less than $ 0.00)

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012,

and for the Period from Inception (October 14, 2010) through March 2013

(Unaudited)

	Consolidated Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Inception (October 14, 2010) through March 2013
Cash Flows from Operating Activities:
Net loss	$(82,755)	$(113,000)	$(281,039)
Adjustments to reconcile net loss to net cash used by operating activities:
(Increase) Decrease in:
Account receivable	-	(500)	-
Intellectual Property Rights	(1,058,850		(1,058,850)
Increase (Decrease) in:
Accounts payable	1,085,950	2,450	1,085,950
Accrued expenses	55,712	(3,000)	65,712
Net Cash used in Operating Activities	57	(114,050)	(188,227)

Cash Flow from Financing Activities:
Proceeds from officer advances	-	1,850	38,475
Repayments to officer advances	-	-	(15,900)
Proceeds from issuance of common stock, net of $2,000 of offering costs	-	-	165,800
Net Cash provided by Financing Activities	-	1,850	188,375

Net Increase (Decrease) in Cash	57	(112,200)	148

Cash Balance at beginning of period	91	112,731	-

Cash Balance at end of period	$ 148	$ 531	$ 148

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

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

Nature of operations

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

Basis of presentation

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. They include the consolidation of the results if the Company’s operation and those of its wholly-owned subsidiary, ESNG Inc.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012 filed on Form 10-K.

Development stage enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 "Development Stage Entities".

Since October 14, 2010, the Company has been devoting substantially all of its efforts to establishing new customized real estate management programs for their clients and well as expanding its operations post February 1, 2013 to include entertainment related activities.  As such, the Company has not generated significant revenues from its operations and has no assurance of future revenues. All losses accumulated since October 14, 2010 have been considered as part of the Company's development stage activities.

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

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of March 31, 2013 and December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

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

NOTE 2 – GOING CONCERN

The Company is a development stage company and management of the Company is devoting substantially all of its present efforts to establish new customized real estate management programs for its clients and to expand into aspects of the entertainment industry.  In the near term, the Company expects operating costs to continue to exceed funds generated from operations.

The Company has not generated revenues from its operations and has no assurance of future revenues. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital. The ability of the Company to continue as a going concern is dependent on its ability to raise capital to meet its operating requirements.

Our independent auditors, in their report on our financial statements for the year ended December 31, 2012, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3 – INTELLECTUAL PROPERTY RIGHTS

Our wholly-owned subsidiary, ESMG Inc, acquired the following intellectual property rights, which are reflected at their original cost as of March 31, 2013:

(a)

Advances to acquire the exclusive right to produce and/or co-produce new and original recorded music for worldwide distribution by ESMG Inc.

Music artists	Jesse Scott	$ 300,000
	VIC	150,000
	Hurricane Chris	150,000
	Bruce-E-Bee	150,000
	Downtown Attraction	30,000
	Choo Biggz	3,850
		$ 783,850

(b)

Acquisition of motion picture rights to co-produce the animated motion picture “Bigfoot’s Big Halloween Adventures” ( aka “The Legend of Sasquatch 2”)

    $ 275,000

NOTE 4 – ACCRUED EXPENSES

Accrued payroll expenses are comprised of accrued salaries from February 7, 2013 to the Company’s President and Chief Executive Officer and to the Company’s Chief Financial Officer. Other accrued expenses represent professional fees of $15,000 and $ 10,000 respectively as of March 31, 2013 and December 31, 2012.

NOTE 5 - ACCOUNTS PAYABLE

The Company’s Accounts Payable at March 31, 2013 consisted of the following:

Due to co-distributor of the music artists Jesse Scott, VIC and Hurricane Chris, see Notes 3 (a) and 8(b)   $ 600,000

Due to promotions company for the future promotion of the music artist Bruce-E-Bee, see Notes 3 (a) and 8(d)    150,000

Due to the co-producer of the animated motion picture “Bigfoot’s Big Halloween Adventures” (aka “The Legend of Sasquatch 2”), see note 3 (b)    275,000

Due to an affiliated company of the Company’s CEO in reimbursement for music promotion costs paid for the music artist Bruce -E-Bee      25,750

Advances due under the music recording and distribution agreement with music artists Downtown Attraction, see Note 3 (b)      30,000

All other

      5,200

TOTAL

 $ 1,085,950

NOTE 6 – RELATED PARTY TRANSACTIONS

Lease

The Company leases its office premise from a director of the Company on a month-to-month basis at no cost to the Company.

Consultation Fee

During the 3 months ended March 31, 2012, the Company paid $2,200 for consultation services to a firm whose officers were related to a former CEO of the Company.

Management agreement

On May 1, 2011, the Company entered into a management agreement with New Visions Group to act as the managing agent of their beneficial interest in the apartment buildings known as Walnut Villas Apts. located at 1027 Florence Avenue, Vineland, New Jersey, for a term of five years. New Visions Group is owned by Murray Friedman, the father of Neal Friedman, a former officer and director of the Company. Pursuant to this agreement, the Company receives 5% of amounts collected from the distributions of income derived from the buildings and will be reimbursed for all out-of-pocket costs. The management fee received during the three months ended March 31, 2012 amounted to $500. This property management agreement was terminated as of September 30, 2012.

NOTE 7 – FINANCING

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

NOTE 8 – SUBSEQUENT EVENTS

(a)

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

(b)

On April 29, 2013, the Company entered into a Securities Settlement Agreement with a third party accredited investor  in consideration for the third-party assuming the ESMG Inc.’s debt of $ 600,000 due to the music producer under the Company’s joint venture agreement with the producer to provide the recorded music of the music artists Jesse Scott, VIC and Hurricane Chris for exclusive distribution by ESMG Inc. Pursuant to this Securities Settlement Agreement, the debt becomes due April 29, 2014, allows prepayment at any time with a 25% premium and carries interest at the rate of  8% per annum on the principal outstanding. Beginning immediately, the note is convertible into shares of the Company’s common stock at a conversion price of fifty five percent (55%) of the lowest per share market trading price of the Company’s stock price during the eight (8) trading days immediately preceding a conversion date. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. This financing requires the Company to initially reserve 20,000,000 of its common shares against the potential full conversion of the note. On May 3, 2013 the financier converted $ 50,000 of the debt into 6,993,006 common shares of the Company at a conversion price of $ 0.00715 per share.

(c)

On April 29, 2013, the Company issued an 8% convertible promissory note in the aggregate principal amount of $500,000 to the same third-party accredited investor referred to in (b) above. The note is payable to the Company in 3 installments: $ 100,000 due May 10,2013, $ 200,000 due June 10,2013 and $ 200,000 due July 10,2013 and the Note  proceeds will be used for working capital and to fund current business requirements. The Note has a maturity date of January 29, 2014, and allows prepayment of principal at a premium of 25%.   Beginning October 29, 2013, the note is convertible into shares of the Company’s common stock at a conversion price of fifty five percent (55%)  of the  lowest per share market trading price of the Company’s stock  during the eight (8) trading days immediately preceding a conversion date. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. This financing requires the Company to initially reserve 20,000,000 of its common shares against the potential full conversion of the note.

(d)

On April 29, 2013, the Company issued a 12% convertible promissory note in the aggregate principal amount of $150,000 to a third-party accredited investor in consideration for the investor assuming the Company’s debt payable of $ 150,000 to a third-party music promotion company for the future promotion of ESMG Inc.’s music recording artist Bruce-E-Bee. The note has a maturity date of December 29, 2014, and allows prepayment of principal at a premium of between 25% through August 26, 2013 and 50% thereafter.  Beginning immediately, the note is convertible into shares of the Company’s common stock at a conversion price of fifty five percent (55%) of the lowest trading price of the Company’s stock of the three (3) lowest trading days immediately preceding a conversion date. The issuance was exempt under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. This financing requires the Company to initially reserve 25,000,000 of its common shares against the potential full conversion of the note. On May 6, 2013 the financier converted $ 20,000 of the debt into 2,587,982 common shares of the Company at a conversion price of $ 0.007755 per share.

(e)As referred to above, the Company increased its issued share capital by the issuance of the following shares:

Total issued common shares outstanding as of March 31, 2013     184,912,000

May 3, 2013 issuance to investor per (b) above                                  6,993,006

May 6, 2013 issuance to investor per (d) above                                  2,787,982

      Total issued common shares outstanding as of May 15, 2013        194,483,988

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

We have not generated any significant revenues to date, although we have entered into significant transactions during the quarter ending March 31, 2013 the results of which we expect will be reflected later in 2013.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the three months ended March 31, 2013, we did not have any revenues.  We paid management salaries of $50,712, had accounting expenses of $5,000, and had a bank service charge of $43.  We paid stock transfer agent fees of $1,250 and music artist promotional costs of $25,750.  As a result, we had a net loss of $82,755 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we earned revenues of $500.  We paid accounting expenses of $1,300 and consulting expenses of $110,000.  As a result, we had a net loss of $113,000.

The $30,245 decrease in net loss between the three months ended March 31, 2012 and 2013 is due to the company being purchased and beginning to pursue a new business plan.

Liquidity and Capital Resources

For the period from inception (October 14, 2010) through March 31, 2013, we did not pursue any investing activities. At March 31, 2013 our cash balance was $148.

For the three months ended March 31, 2013, we did not pursue any financing activities.

For the three months ended March 31, 2012, we received proceeds from officer advances of $1,850, resulting in net cash provided by financing activities of $1,850 for the period.

Plan of Operations

The registrant has developed and continues to develop its business plans in both real estate management and in aspects of the entertainment industry. However, if we are unable to raise sufficient funds or obtain additional alternate financing, we may never complete development and become profitable.

Our current cash balance is estimated not to be sufficient to fund our current operations.   However, as explained in Notes 7 and 8 we have entered into financing arrangement which we expect will generate direct working capital and/or we still settle a substantial portion of our accounts payable. We also need to raise additional sufficient funds to complete the implementation of our business plan.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2013, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 20, 2013

PRIMCO MANAGEMENT INC.
(Registrant)

/s/ David Michery
David Michery
Chief Executive Officer