Form 10-Q
period 2013-06-30
Primco Management Inc.
filed 2013-08-19
CIK 1516522

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 19, 2013:  Common Stock  - 677,885,413

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended June 30, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26

SIGNATURES	27

Primco Management Inc.

(A Development Stage Company)

Balance Sheets

June 30, 2013 and December 31, 2012

(Unaudited)

	Consolidated June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$ 45,619	$ 91
Accounts receivable	4,972	0
Inventory, net	99,393	0
Intellectual Property Rights: Music	1,091,350	0
Intellectual Property Rights: Motion Picture	275,000	0
Prepayments	60,000	0
Total Current Assets	1,576,334	91

Other assets:
Music catalog	356,841	0
Equity investment	500,000	0
Total Other Assets	856,841	0
TOTAL ASSETS	$2,433,175	$ 91

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 53,590	0
Accrued liabilities	235,497	10,000
Due to affiliated company	25,750	0
Short-term debt	1,267,000	0
Short-term convertible debt, net of discount of $270,029	517,426	0
Derivative liability	677,122	0
Total Liabilities	2,776,385	10,000

Stockholders' Equity (Deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized, 325,546,875 and 184,912,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012 respectively	325,547	184,912
Additional paid-in capital	529,808	3,463
Accumulated deficit during development stage	(1,198,565)	(198,284)
Total Stockholders' Equity (Deficit)	(343,210)	(9,909)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,433,175	$ 91

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012,

and for the Period from Inception (October 14, 2010) through June 30, 2013

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Inception (October 14, 2010) through June 30, 2013
Revenue
Music product sales	$ 13,915	$ 0	$ 13,915	$ 0	$ 13,915
Less: cost of sales	10,343	0	10,343	0	10,343
Gross margin	3,572	0	3,572	0	3,572
Property management fees	0	1600	0	2100	6185
Total revenue	3,572	1,600	3,572	2,100	9,757

Operating Expenses:
General and administrative	145,875	14,140	202,880	127,640	407,349

Operating loss	(142,303)	(12,540)	(199,308)	(125,540)	(397,592)

Other income (expense):
Interest expense	(239,915)	0	(239,915)	0	(239,915)
Loss on change in fair value of derivative liability (net)	(561,058)	0	(561,058)	0	(561,058)
Total other income (expense)	(800,973)	0	(800,973)	0	(800,973)

Net loss	($943,276)	($12,540)	($1,000,281)	($125,540)	($1,198,565)

Basic and diluted net loss from continuing operations per share	$ 0.004	$ 0.000	$ 0.005	$ 0.000	$ 0.006

Basic and diluted weighted average shares	216,391,693	184,912,000	200,738,786	184,912,000	201,255,094

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012,

and for the Period from Inception (October 14, 2010) through June 30, 2013

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	October 14, 2010 (Inception) through June 30, 2013
Cash flows provided by (used in) operating activities:
Net loss	$(1,000,281)	$(125,540)	$(1,198,565)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase in accounts receivable	(4,972)	0	(4,972)
Increase in inventory (net)	(9,393)	0	(9,393)
Increase (decrease) in accounts payable	53,590	(550)	53,590
Increase in amount due to affiliated company	25,750	0	25750
Increase (decrease) in accrued liabilities	110,656	(3,000)	120,656
Discount on short-term convertible debt	(270,029)	0	(270,029)
Change in fair market value of derivative liability	1,061,057	0	1,061,057
Cash flows provided by (used in) operating activities	(33,622)	(129,090)	(221,906)

Cash flows from (used in) investing activities:
Acquisition of Top Sail Productions, LLC	(75,000)	0	(75,000)
Acquisition of music rights and related music costs	(841,350)	0	(841,350)
Cash flows from (used in) investing activities	(916,350)	0	(916,350)

Cash flows from financing activities:
Proceeds from short-term convertible debt	995,500	0	995,500
Proceeds from issuance of stock	0	0	165,800
Proceeds from officer advances	0	16,850	22,575
Cash flows from financing activities	995,500	16,850	1,183,875

Net Increase (Decrease) in Cash	45,528	(112,240)	-61,561

Cash, beginning of period	91	112,731	0

Cash, end of period	$ 45,619	$ 491	$ 45,619

Supplemental disclosure of non-cash financing activities:
Short-term debt assumed in purchase of music library	$ 242,000	$ 0	$ 242,000
Short-term debt incurred to acquire equity investment	500,000	0	500,000
Short-term debt incurred to acquire motion picture and music related rights	525,000	0	525,000
Total short-term debt incurred	$1,267,000	$ 0	$1,267,000

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

On June 10, 2013, the Company’s board of directors adopted a further  resolution approving an amendment to the Articles of Incorporation increasing the authorized common shares from 500,000,000 par value $0.001 to 2,000,000,000 par value $0.00001 and to designate 10,000,000 preferred shares, par value $.00001, to be issued from time to time in one or more series as determined by the board of directors, with the balance being designated as 1,990,000,000 common shares. The amendment to the Articles of Incorporation was effective as of July 8, 2013 and will be reflected therefore in the third quarter, 2013.

On August 6, 2013, the Company filed a Certificate of Designation with the State of Delaware to create and issue a series of 10,000,000 preferred stock to be designated the “Series A Preferred Stock” .These shares rank senior to the common stock with respect to distributions or payments in the event of any liquidation, dissolution, or winding up of the Company.

Effective as of January 31, 2013, the Company executed a reverse merger by entering into a stock purchase agreement whereby the Company acquired all of the assets, contracts and obligations of ESMG Inc. existing as of that date through a cashless exchange of stock. ESMG Inc., which was formed in the state of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division; a radio content syndication division and an on-line interactive sports division. Accordingly, as of January 31, 2013, through the acquisition of ESMG Inc., the Company expanded its operations to include entertainment in addition to continuing to offer real estate management and development services.

On May 30, 2013, the Company completed and funded the acquisition of Top Sail Productions, “Top Sail” a music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company.  The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who will continue as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment entities owned by the Company.

The Company purchased the membership interests in Top Sail for a total of $440,000.  The initial payment was $75,000 and $15,000 worth of the Company’s 5,000,000 restricted common shares. The remaining $350,000 is being paid in installments until June 30, 2016.

On June 30, 2013 the Company purchased D & B Music, Inc. from David Michery our President and CEO, consisting of a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $ 242,000 due Pegasus Group, Inc. together with accrued and unpaid interest thereon of $ 114, 841 and the issuance of 7,000,000 of the Company’s Series A preferred stock.

Basis of presentation

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. For the 6 months ending June 30,2013 they include the consolidation of the results if the Company’s operation and those of its wholly-owned subsidiaries, ESMG Inc;  Top Sail Productions LLC and D & M Music, Inc.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for the six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012 filed on Form 10-K.

Development stage enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 "Development Stage Entities". Since October 14, 2010, the Company has been devoting substantially all of its efforts to establishing new customized real estate management programs for their clients and well as expanding its operations post February 1, 2013 to include entertainment related activities.  As such, the Company has not generated significant revenues from its operations and has no assurance of future revenues. All losses accumulated since October 14, 2010 have been considered as part of the Company's development stage activities. However, with the various assets that have been acquired, mainly by debt, since February 1, 2013 the Company expects to transition from development stage to full operations by or before fourth quarter 2013 which the corresponding refection of more significant revenue from its music releases first scheduled for digital distribution and sale beginning September, 2013.

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

The Company accounts for financial instruments under the guidance of ASC 820-10 – “Fair Value Measurements.” ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As of June 30, 2013, the Company’s derivatives, which include the embedded conversion feature on the convertible note payable, were considered level 2 financial instruments. See Note 10 for valuation technique and assumptions used. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, prepaids, inventory, intellectual property rights, other assets, accounts payable, accrued liabilities, short-term notes payable and short-term convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or they are payable on demand. The Company did not have any level 3 instruments at June 30, 2013

Accounts Receivable

Accounts receivable represent the amount management expects to collect from outstanding balances.

Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted

New Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC to (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of June 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

Research and development

The Company records research and development expense as incurred.

NOTE 2 – GOING CONCERN

The Company is a development stage company and management of the Company is devoting substantially all of its present efforts to establish new customized real estate management and development programs for its clients and to expand into aspects of the entertainment industry.  In the near term, the Company expects operating costs to continue to exceed funds generated from operations.

The Company has not yet generated substantial revenues from its operations and has no assurance of future revenues. As a result, the Company expects to continue to incur operating losses, and the operations in the near future are expected to continue to use working capital. The ability of the Company to continue as a going concern is dependent on its ability to raise capital, through equity and/or convertible debt instruments, to meet its operating requirements.

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

NOTE 3 – ACCOUNTS RECEIVABLE AND INVENTORY

Accounts receivable represents the net amount due from WEA/Warner Music Group from the sale of Top Sale music CD’s during June, 2013. Inventory represents the finished cost of Top Sail’s music CD’s (including prepaid royalties to music artists) available for resale to consumers, less a reserve of $ 3,729.

NOTE 4 – INTELLECTUAL PROPERTY RIGHTS

Our wholly-owned subsidiary, ESMG Inc, acquired the following intellectual property rights, which are reflected at their original cost as of June 30, 2013:

4A. Music related rights:

Cost to acquire the exclusive right to produce and/or co-produce original recorded music, and subsequent production and marketing costs, for the worldwide distribution by ESMG Inc. of the following artists:

Cost to acquire at June 30, 2013
Jesse Scott	$300,000
V.I.C.	150,000
Hurricane Chris	150,000
Rion Phipps	150,000
Bruce-E-Bee	25,750
Downtown Attraction	60,000
Choo Biggz	255,600
Total cost	$1,091,350

Except for Downtown Attraction, Bruce-E-Bee and $5,600 of the Choo Biggz investment, all other acquisitions were financed, or are being financed, through short-term convertible debt instruments.  $250,000 of the Company’s financing obligation for the artist Choo Biggz is evidenced by a promissory note due GGAG, Inc. dated May 21,2013, which bears interest at the rate of 8% per annum from December 1,2013.

4B. Motion picture related rights:

Cost to acquire the co-produce and for ESMG Inc. to distribute worldwide the animated motion picture rights to “Bigfoot’s Big Halloween Adventures” (the sequel to “The Legend of Sasquatch’); $275,000. The Company’s financing commitment is evidenced by a promissory note dated November 6, 2012 with Gorilla Pictures, which bears interest at the rate of 8% per annum from June 1, 2013.

NOTE 5 – PREPAYMENTS policy

As explained in Note 14, on June 26, 2013 the Company established the 2013 Stock Awards Plan to attract, retain and motivate employees, directors and person affiliated with the Company, including but not limited to, non-employee consultants. The Plan enabled the Company to set aside a total of 50 million common shares for this purpose.  On June 27, 2013 the company issued a total of 40,000,000 shares to four independent financial consultants to providing financial guidance over a 12 month period. The market value of these common shares at that date of issuance was $60,000. Since services commenced July 1, 2013, this cost will be expensed over the period ending June 30, 2014.

NOTE 6- MUSIC CATALOG

The music catalog represents the cost at June 30, 2013 to acquire D & B Music, Inc. by the Company, on June 30, 2013, which has the worldwide right to reproduce and distribute 41 fully produced titles. The cost of $356,841 represents the assumption of a promissory note, originally dated February 1, 2009, payable in the amount of $242,000 to Pegasus Group, Inc., together with the assumption of accrued and unpaid interest thereon through June 30, 2013 of $114,841.

NOTE 7 – EQUITY INVESTMENT policy

The equity investment at June 30, 2013 represents the acquisition on May 23, 2013 of a 20% equity investment in The Basketball Channel (“TBC”) for the sum of $500,000.  The acquisition was evidenced through a promissory note in favor of TBC, which bears interest at the rate of 8% per annum from December 1, 2013. The acquisition also anticipates the formation of a separate joint venture, 51% owned by the Company/49% owned by TBC (with net profits shared 50/50), for the joint marketing and sale of both TBC digital content and content produced by EatSleepSports.tv. TBC is a formative digital producer and distributor of basketball content, with plans to broadcast, initially via online streaming, topical basketball “news” programming commencing in September, 2013.  TBC also owns an archive of approximately 5,000 hours of original basketball related programming.

NOTE 8- ACCRUED LIABILITIES

Accrued liabilities at June 30, 2013 represent:

June 30, 2013
Accrued interest: D & B Music, Inc. (See Note 5)	$114,841
Other accrued interest on short-term debt	9,944
Accrued management compensation due CEO and CFO	110,712
Total accrued liabilities	$235,497

Accrued liabilities at December 31, 2013 represent professional fees of $10,000.

NOTE 9 – DUE TO AFFILIATED COMPANY policy

The amount due to affiliated company of $25,750 at June 30, 2013 represents actual costs incurred by Michery, Inc. to acquire and initial test market music recorded by the music artist Bruce-E-Bee. Michery Inc. assigned all right and interest to this artist to ESMG Inc. on October 22, 2013, with the understanding that ESMG Inc., reimburse Michery, Inc those costs. Michery Inc. is owned by our CEO.

NOTE 10 – SHORT TERM DEBT

Short-term debt at June 30, 2013 represents the following:

June 30, 2013
Promissory Note due The Basketball Channel (See Note 7)	$500,000
Promissory Note due GGAG, Inc. (See Note 4A)	250,000
Promissory Note due Pegasus Group, Inc. (see Note 6)	242,000
Promissory Note due Gorilla Pictures (see Note 4B)	275,000
Total Notes Due	$1,267,000

NOTE 11 - SHORT-TERM CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES POLICY

Short –term convertible debt at June 30, 2013 represents the following:

Convertible Debt Due:	Original Principal	Reduction through conversion to stock	Balance at June 30, 2013	Unamortized Discount
Asher Enterprises, Inc.	$95,500	$0	$95,500	$0
Magna Group, Inc.	150,000	(83,560)	66,440	(60,240)
Redwood Management, LLC	200,000	(124,485)	75,515	(61,250)
Redwood Fund II, LLC	100,000	0	100,000	0
WHC Capital, LLC (i)	400,000	0	400,000	(99,026)
WHC Capital, LLC (ii)	50,000	0	50,000	(49,513)
	$995,500	($208,045)	$787,455	$270,029

Derivative liabilities at June 30, 2013 represent the fair market value at June 30, 2013 of the following short-term convertible entitlements of debt holders:

June 30, 2013
Magna Group, Inc. note	$161,390
Redwood Management, LLC note	169,292
WHC Capital, LLC note (i)	230,960
WHC Capital, LLC note (ii)	115,480
Total Derivative Liabilities	$677,122

The derivative liability was calculated by an independent accounting firm and verified by management.

The following is the range of variables used in revaluing the derivative liabilities at June 30, 2013 and during the three months then ended for derivatives that were revalued upon conversion of principle balances as noted above during the quarter.

	June 30, 2013	Three Months ended June 30, 2013
Annual dividend yield	0	0
Expected life (years) of	0.83 - 1.50	0.84 - 1.55
Risk-free interest rate	0.12 - 0.15%	0.11 - 0.17%
Expected volatility	262.80%	226.7 - 235.7%

Summary explanation of each component of short-term convertible debt:

a)

On April 4, 2013, the Company issued a convertible note of $32,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of December 11, 2013.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time or in the event of default whereby the note becomes convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

b)

On May 14, 2013, the Company issued a convertible note of $63,000 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of February 17, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 58% (42% discount) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time or in the event of default whereby the note becomes convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

c)

On April, 29, 2013, the Company issued a convertible note of $150,000 to Magna Group, LLC. Under the terms of the notes, the Company is to repay any principal balance and interest, at 12% per annum at the maturity date of December 29, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 55% (45% discount) by the lowest trading price in the three (3) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $246,329 using the Black-Scholes option pricing model with the following assumptions: volatility of 190.7%, expected life of 1.67 years, risk free interest rate of 0.12% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $114,329 which is included in the accompanying statement of operations. The discount is being amortized over the life of the note.

Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal and interest converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal and interest converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital. During the three and six-months ended June 30, 2013, the holder of the convertible note converted $83,560 of principal and accrued interest thereon into 42,829,005 shares of common stock. The derivative liability of $179,550 associated with the converted principal and interest was credited to additional paid-in capital at the time of conversion. As of June, 2013, the derivative liability associated with this note was valued at $161,390.  The company recorded a loss on the change in fair value of the derivative liability of $79,611 during the three and six months ended June 30, 2013.  As of June 30, 2013 accretion of discount was $89,760 based on the original convertible note.  Unamortized discount of $60,240 remains on the outstanding portion of the convertible note.  The Company used the range of inputs on page 21 to the Black-Scholes pricing model for each valuation and the quarter end valuation related to the derivative liability.

(d)

On April, 29, 2013, the Company issued a convertible note of $200,000 to Redwood Management LLC. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of April 29, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 55% (45% discount) by the lowest closing day trading price during the eight (8) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $1,417,303 using the Black-Scholes option pricing model with the following assumptions: volatility of 208.6%, expected life of 1.0 year, risk free interest rate of 0.12% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $1,217,303 which is included in the accompanying statement of operations. The discount is being amortized over the life of the note.  Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal and interest converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal and interest converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital. During the three and six-months ended June 30, 2013, the holder of the convertible note converted $124,485 of principal and accrued interest thereon into 52,805,870 shares of common stock. The derivative liability of $204,386 associated with the converted principal and interest was credited to additional paid-in capital at the time of conversion. As of June, 2013, the derivative liability associated with this note was valued at $169,292.  The company recorded a gain on the change in fair value of the derivative liability of $1,043,625 during the three and six months ended June 30, 2013.  As of June 30, 2013 accretion of discount was $138,750 based on the original convertible note.  Unamortized discount of $61,250 remains on the outstanding portion of the convertible note.

(e)

On April 29, 2013, the Company issued a convertible note of $500,000 to Redwood Fund II, LLC. Of which $ 100,000 had been funded by the note holder through June 30, 2013.  Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of January 29, 2014. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 55% (45% discount) by the lowest traded price during the eight (8) days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance.

However, the Company will account for the derivative liability upon the passage of time or in the event of default whereby the note becomes convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

(f)

On June 27, 2013, the Company issued a convertible note of $50,000 to WHC Capital, LLC. under an overall obligation of note holder to fund a total of $400,000 to the Company through October 8, 2013. Under the terms of the notes, the Company is to repay any principal balance and interest, at 10% per annum at the maturity date of May 1, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 45% (55% discount) by the average of the three (3) lowest intra-day trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $65,581 using the Black-Scholes option pricing model with the following assumptions: volatility of 259.6%, expected life of 0.84 years, risk free interest rate of 0.15% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $15,581 which is included in the accompanying statement of operations. The discount is being amortized over the life of the note.  As of June 30, 2013 accretion of discount was $487 based on the original convertible note.  Unamortized discount of $49,513 remains on the outstanding portion of the convertible note.  The Company revalued the derivative liability as of June 30, 2013 using the Black-Scholes option pricing model with variables included in the range of the table below. The company recorded a loss on the change in fair value of the derivative liability of $49,629 during the three and six months ended June 30, 2013.

(g)

On June 27, 2013, the Company issued a convertible note of $400,000 to WHC Capital, LLC, of which $ 100,000 had been funded by the note holder at June 30,2013, with funding on the balance of $ 300,000 committed through October 9,2013. Under the terms of the notes, the Company is to repay any principal balance and interest, at 10% per annum at the maturity date of May 1, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 45% (55% discount) by the average of the three (3) lowest intra-day trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.

The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $131,703 using the

Black-Scholes option pricing model with the following assumptions: volatility of 259.6%, expected life of 0.84 years, risk free interest rate of 0.15% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $31,703 which is included in the accompanying statement of operations. The discount is being amortized over the life of the note.  As of June 30, 2013 accretion of discount was $974 based on the original convertible note.  Unamortized discount of $99,026 remains on the outstanding portion of the convertible note.  The Company revalued the derivative liability as of June 30, 2013 using the Black-Scholes option pricing model with variables included in the range of the table below. The Company recorded a loss on the change in fair value of the derivative liability of $99,927 during the three and six months ended June 30, 2013.

NOTE 12 – ISSUANCE OF STOCK

Over the 6 month period ending June 30, 2013 the following common stock was issued:

	Number of Shares	Pay Value	Additional Paid-In Capital
Balance at January 1, 2013	184,912,000	$184,912	$3,462
Issuance of stock against conversions of debt	95,634,875	95,635	112,410
Used towards the purchase of Top Sail Productions, LLC (see Note 1)	5,000,000	5,000	10,000
Used to compensate financial consultants (see Note 5)	40,000,000	40,000	20,000
Total issued and outstanding June 30, 2013	325,546,875	325,547	145,872
Gain on change in fair market value of derivative liabilities on debt conversions during the period ending June 30, 2013	0	0	383,936
Balance at June 30, 2013	325,546,875	$325,547	$529,808

Subsequent to June 30, 2013, the Company issued additional common shares totaling 352,338,538 through August 19, 2013 for a total of 677,885,413 issued and outstanding at August 19, 2013. 342,338,538 of these issuances related to debt conversions and interest thereon, and 10,000,000 related to additional compensation to a financial consultant.

NOTE 13 – RELATED PARTY TRANSACTIONS

Lease

The Company leases its office premise at 1875 Century Park East, Century City, CA 90067 from our CFO on a month-to-month basis at no cost to the Company.

Acquisition of Bruce-E-Bee artist recording contract

As explained in Note 9, the Company assumed the obligation to reimburse Michery, Inc ( a company owned by our CEO) the sum of $ 25,750 in reimbursement  of the actual costs incurred by Michery, Inc. to acquire and initial test market music recorded by the music artist Bruce-E-Bee.

Acquisition of D & B Music, Inc.

As explained in Note 6, the Company acquired D & B Music, Inc on June 30, 2013 which has the worldwide right to reproduce and distribute 41 fully produced titles at a cost of $356,841, being the assumption of a promissory note, originally dated February 1, 2009, payable in the amount of $242,000 to Pegasus Group, Inc., together with the assumption of accrued and unpaid interest thereon through June 30, 2013 of $114,841. D & B Music, Inc was acquired from its sole owner, David Michery, our CEO.

NOTE 14 – FINANCING POLICY

Effective May 24, 2013 the Company terminated, for non-performance, its March 5, 2013  Investment and Registration Rights Agreements with Deer Valley Management, LLC (“Deer Valley”) originally intended to assist the Company to issue an S-1 with Deer Valley purchasing up to $ 5 million of the Company’s common stock in tranches over a 36 month period. Following this termination, the Company has entered into discussions with alternative finance providers. In the interim, the Company currently utilizes independent financial consultants and advisors (see Note 5).

NOTE 15 – STOCK AWARDS PLAN POLICY

On June 26, 2013 the Company’s Board of Directors approved the creation of the Company’s 2013 stock Awards Plan and set aside up to 50,000,000 of the Company’s common stock for this purpose. The purpose of the Primco Management, Inc. 2013 Stock Awards Plan is to provide a means through which the Company and its subsidiaries may attract, retain and motivate employees, directors and persons affiliated with the Company, including, but not limited to, non-employee Consultants, and to provide a means whereby such persons can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company.  A further purpose of the Plan is to provide such participants with additional incentive and reward opportunities designed to enhance the profitable growth and increase stockholder value of the Company.  To further align the interests of employees, directors and non-employee Consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the Common Stock and by promoting increased ownership of the Common Stock by such individuals.  The Plan is also intended to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successfully conduct of the Company’s business is largely dependent.

 Accordingly, the Plan also provides for granting Incentive Stock Options, options that do not constitute Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Awards, or any combination of the foregoing, as is best suited to the particular circumstances as provided herein.

As explained in Note 5, the Company issued 40,000,000 common shares available under this Plan on June 27,2013, with an additional 10,000,000 common shares issued on August 14,2013 to certain independent financial consultants.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013 the following events have occurred:

(a)

On July 1, 2013 the Company entered into a 66 month lease with a third-party landlord for the lease of 2,592 square feet of offices located in Hollywood , California to house its ESMG Inc,. and Top Sail Productions LLC staff, commencing August 1,2013 The first year’s rent was rebated to $ 45,101, with subsequent full base rent totaling $ 440,978 over the remaining 54 months of the lease.

(b)

Between July 1, 2013 and August 19,2013 the following short-term convertible debt conversions and related interest payments occurred, with issuance of the Company’s common stock in exchange for the reduction in principal:

Full conversions/ retirement of:	Principal/ Interest	Stock issued on conversions
Magna Group, Inc. convertible note	$66,440	73,396,971
Interest thereon	1,464	1,109,091
Redwood Management, LLC conv. Note	75,515	98,995,730
WHC Capital, LLC convertible note	100,000	133,290,807
Interest thereon	622	545,939
Partial retirement:
WHC Capital, LLC convertible note	39,900	35,000,000
	$283,941	342,338,538

 (See Note 11)

(c)

Since July 1, 2013, the following additional short-term convertible note transactions occurred:

-

Asher Enterprises,Inc. was issued an additional convertible note on July 10, 2013 for $55,000 ,which was funded July 15, 2013;

-

Redwood Fund II, LLC funded $25,000 on July 19 and 26, 2013 under its overall $ 400,000 convertible note;

-

WHC Capital, LLC funded $100,000 on August 5,2013 of the balance due of

$ 300,000 under its overall $ 400,000 convertible note; and

-

WHC Capital, LLC also funded $100,000 on August 8, 2013 of the balance due of $350,000 under its overall $400,000 convertible note.

(d)

On August 6, 2013, the Company filed a Certificate of Designation with the State of Delaware to create and issue a series of preferred stock to be designated the “Series A Preferred Stock” by adding the following subsections to Article IV:

There are Ten Million (10,000,000) Series A Preferred Shares with a par value of $0.00001.  These shares rank senior to the common stock with respect to distributions or payments in the event of any liquidation, dissolution, or winding up of the registrant. These shares are not entitled to receive any cash dividends.

After twelve months, each Series A Preferred Share will be convertible at the option of the holder into one hundred (100) common shares.  This conversion ratio will be adjusted to account for stock splits and other, similar changes in the capital structure of the registrant.  These shares are not entitled to any preemptive rights to purchase stock in any future stock offerings.

Each Series A Preferred Share shall be entitled to one thousand (1,000) votes per share at any meeting of the stockholders or to participate in any action taken by the registrant or the stockholders thereof, or to receive any notice of any meeting of stockholders.  These shares do not have the right of co-sale.  Holders of Series A Preferred Shares are not required to sell all of their Series A Preferred Shares on the same terms or conditions of a co-sale by a majority shareholder.

If any of the Series A Preferred Shareholder wishes to sell, transfer or otherwise dispose of any or all of their Series A Preferred Shares, the other Series A Preferred Shareholders shall not have a prior right to buy such Series A Preferred Shares.

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

We have not generated any significant revenues to date, although we have entered into significant transactions during the quarter ending June 30, 2013 the results of which we expect will be reflected later in 2013.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the three months ended June 30, 2013, we earned revenues from music product sales of $13,915.  We had a cost of sales of $10,343, resulting in total revenue of $3,572.  We had general and administrative expenses of $145,875.  We paid an interest expense of $239,915 and a loss on change in net fair value of derivative liability.  As a result, we had a net loss of $943,276 for the three months ended June 30, 2013.

Comparatively, for the three months ended June 30, 2012, we did not earn any revenues from music product sales.  We earned $1,600 from property management fees, resulting in total revenue of $1,600.  We had general and administrative expenses of $14,140.  As a result, we had a net loss of $12,540 for the three months ended June 30, 2012.

The $930,736 increase in net loss during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is due primarily to increased operations during 2013.  The company came under new management on January 31, 2013 and expanded operations to include entertainment as well as continuing to offer real estate management services.  These expanded operations greatly increased our expenses and will continue to do so for the foreseeable future.

For the six months ended June 30, 2013, we earned revenues from music product sales of $13,915.  We had a cost of sales of $10,343, resulting in total revenue of $3,572.  We had general and administrative expenses of $145,875.  We paid an interest expense of

$239,915 and a loss on change in net fair value of derivative liability.  As a result, we had a net loss of $943,276 for the three months ended June 30, 2013.

Comparatively, for the six months ended June 30, 2012, we did not earn any revenues from music product sales.  We earned $1,600 from property management fees, resulting in total revenue of $1,600.  We had general and administrative expenses of $14,140.  As a result, we had a net loss of $12,540 for the three months ended June 30, 2012.

The $874,741 increase in net loss during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is due primarily to increased operations during 2013.  The company came under new management on January 31, 2013 and expanded operations to include entertainment as well as continuing to offer real estate management services.  These expanded operations greatly increased our expenses and will continue to do so for the foreseeable future.

Liquidity and Capital Resources

For the six months ended June 30, 2013, we paid $75,000 for the acquisition of Top Sail Productions, LLC and $841,350 for the acquisition of music rights and related music costs.  As a result, we had net cash used in investing activities of $916,350 for the six months ended June 30, 2013.

For the six months ended June 30, 2012, we did not pursue any investing activities.

For the six months ended June 30, 2013, we received proceeds from short-term convertible debt of $995,500.  As a result, we had net cash provided by financing activities of $995,500 for the six months ended June 30, 2013.

For the six months ended June 30, 2012, we received proceeds from officer advances of $16,850.  As a result, we had net cash provided by financing activities of $16,850 for the six months ended June 30, 2012.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

During the three months ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2013, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Dated: August 19, 2013

Primco Management Inc.

/s/ David Michery

    David Michery

    Chief Executive Officer

/s/ Alan Bailey

     Alan Bailey

     Chief Financial Officer