Form 10-Q
period 2013-09-30
Primco Management Inc.
filed 2013-11-18
CIK 1516522

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 18, 2013:  Common Stock  - 1,001,472,435

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended September 30, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Primco Management Inc.

(A Development Stage Company)

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(Unaudited)

	Consolidated September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$ 115,414	$ 91
Accounts receivable	16,368	0
Inventory, net	85,832	0
Intellectual Property Rights: Music	2,603,684	0
Intellectual Property Rights: Motion Picture	275,000	0
Prepaid expenses and deposit	56,250	0
Total Current Assets	3,152,548	91
Fixed assets, net of depreciation	8,399	0
Other assets:
Music catalog	356,911	0
Equity investment	8,714	0
Total Other Assets	365,625	0
TOTAL ASSETS	$3,526,572	$ 91

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$ 47,477	0
Accrued liabilities	269,345	10,000
Due to affiliated company	25,750	0
Short-term debt	2,317,000	0
Short-term convertible debt, net of discount of $87,151	705,363	0
Derivative liability	120,931	0
Total Liabilities	3,485,866	10,000

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 10,000,000 shares authorized, 7,000,000 and 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012 respectively	70	0
Common stock, $0.00001 par value, 4,990,000,000 shares authorized, 734,535,413 and 184,912,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012 respectively	7,345	1,849
Additional paid-in capital	2,885,861	186,526
Accumulated deficit during development stage	(2,852,570)	(198,284)
Total Stockholders' Equity (Deficit)	40,706	(9,909)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,526,572	$ 91

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012,

and for the Period from Inception (October 14, 2010) through September 30, 2013

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Inception (October 14, 2010) through September 30, 2013
Revenue
Music product sales	$ 29,635	$ 0	$ 43,550	$ 0	$ 43,550
Less: cost of sales	18,787	0	29,130	0	29,130
Gross margin	10.848	0	14,420	0	14,420
Property management fees	0	500	0	2,600	6,185
Total revenue	10,848	500	14,420	2,600	20,605

Operating Expenses:
General and administrative	344,152	2,500	547,034	130,140	751,503

Operating loss	(333,304)	(2,000)	(532,614)	(125,540)	(730,898)

Other income (expense):
Interest expense	(340,404)	0	(580,319)	0	(580,319)
Loss on change in fair value of derivative liability (net)	(980,295)	0	(1,541,353)	0	(1,541,353)
Total other income (expense)	(1,320,699)	0	(2,121,672)	0	(2,121,672)

Net loss	($1,654,003)	($2,000)	($2,654,286)	($127,540)	($2,852,570)

Basic and diluted net loss from continuing operations per share	($ 0.003)	$ 0.000	($ 0.006)	$ 0.000	($ 0.013)

Basic and diluted weighted average shares	609,361,131	184,912,000	471,533,571	184,912,000	214,651,560

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012,

and for the Period from Inception (October 14, 2010) through September 30, 2013

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	October 14, 2010 (Inception) through September 30, 2013
Cash flows provided by (used in) operating activities:
Net loss	$(2,654,286)	$(127,540)	$(2,852,570)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	764	0	764
Financial consultants paid with stock	92,000	0	92,000
Inventory acquired with stock	15,000	0	15,000
Interest expense paid with stock	2,086	0	2,086
Increase in accounts receivable	(16,368)	(500)	(16,368)
Increase in inventory (net)	(10,832)	0	(10,832)
Increase in prepaid expenses and deposits	(64,964)	0	(64,964)
Increase (decrease) in accounts payable	47,477	(550)	47,477
Increase in amount due to affiliated company	25,750	0	25,750
Increase (decrease) in accrued liabilities	144,504	(3,000)	154,504
Discount on short-term convertible debt	(87,151)	0	(87,151)
Change in fair market value of derivative liability	2,176,189	0	2,176,189
Cash flows provided by (used in) operating activities	(329,831)	(131,590)	(518,115)

Cash flows from (used in) investing activities:
Acquisition of Top Sail Productions, LLC	(75,000)	0	(75,000)
Acquisition of music rights and related music costs	(853,684)	0	(853,684)
Purchase of furniture and equipment	(9,163)	0	(9,163)
Cash flows from (used in) investing activities	(937,847)	0	(937,847)

Cash flows from financing activities:
Proceeds from short-term debt	1,383,001	0	1,383,001
Proceeds from issuance of stock	0	0	165,800
Proceeds from officer advances (net)	0	18,950	22,575
Cash flows from financing activities	1,383,001	18,950	1,571,376

Net Increase (Decrease) in Cash	115,323	(112,640)	115,414
Cash, beginning of period	91	112,731	0
Cash, end of period	$ 115,414	$ 91	$ 115,414

Supplemental disclosure of non-cash financing activities:
Short-term debt assumed in purchase of music library	$ 242,000	$ 0	$ 242,000
Issuance of preferred stock in partial consideration for acquisition of music library	70	0	70
Short-term debt incurred to acquire motion picture and music related rights	2,025,000	0	2,025,000
Total short-term debt incurred	$1,267,000	$ 0	$2,267,070

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2013

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

Primco Management Inc. (the “Company”) was incorporated under the laws of the state of Delaware on October 14, 2010.

Share Capital

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

On June 10, 2013, the Company’s board of directors adopted a resolution approving an amendment to the Articles of Incorporation increasing the authorized common shares from 500,000,000 par value $0.001 to 2,000,000,000 par value $0.00001 and to designate 10,000,000 preferred shares, par value $0.00001, to be issued from time to time in one or more series as determined by the board of directors, with the balance being designated as 1,990,000,000 common shares.

On August 6, 2013, the Company filed a Certificate of Designation with the State of Delaware to create and issue a series of 10,000,000 preferred stock to be designated the “Series A Preferred Stock” .These shares rank senior to the common stock with respect to distributions or payments in the event of any liquidation, dissolution, or winding up of the Company.

On August 19, 2013, the Company’s board of directors adopted a resolution approving an amendment to the Articles of Incorporation increasing the authorized shares from 2,000,000,000 par value $0.00001 to 5,000,000,000 par value $0.00001 , with 10,000,000 preferred shares, par value $0.00001 and 4,990,000,000 common shares, par value $ 0.0001, to be issued from time to time in one or more series as determined by the board of directors.

Mergers and Acquisitions

Effective as of January 31, 2013, the Company executed a merger by entering into a stock purchase agreement whereby the Company acquired all of the assets, contracts and obligations of ESMG Inc. existing as of that date through a cashless exchange of stock. ESMG Inc., which was formed in the state of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division; a radio content syndication division and an on-line interactive sports division. Accordingly, as of January 31, 2013, through the acquisition of ESMG Inc., the Company expanded its operations to include entertainment in addition to continuing to offer real estate management and development services.

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

On June 1, 2013 the board of directors entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.) a Delaware corporation, in which D & B Music, Inc. merged with and into the Company. D & B Music, Inc, has a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $242,000 due Pegasus Group, Inc. together with accrued and unpaid interest thereon of $114, 841 and the issuance of 7,000,000 of the Company’s Series A preferred stock and 20,000,000 of the Company’s common stock to the sole shareholder, David Michery, who is an officer and director of the Company.

Basis of presentation

The accompanying unaudited interim financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. For the 9 months ending September 30, 2013 they include the consolidation of the results if the Company’s operation and those of its wholly-owned subsidiaries, ESMG Inc.;  Top Sail Productions LLC and D & M Music, Inc.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for the nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012 filed on Form 10-K.

Development stage enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 "Development Stage Entities". Since October 14, 2010, the Company has been devoting substantially all of its efforts to establishing new customized real estate management programs for their clients and well as expanding its operations post February 1, 2013 to include entertainment related activities.  As such, the Company has not yet generated significant revenues from its operations and has no assurance of future revenues.

All losses accumulated since October 14, 2010 are considered as part of the Company's development stage activities. However, with the various assets that have been acquired, mainly by debt, since February 1, 2013 the Company expects to transition from development stage to full operations in the first half of 2014, with the corresponding refection of more significant revenue from its music releases from digital distribution and sales beginning September, 2013.The Company’s ESMG music subsidiary released its first single in the United States by Tion Phipps entitled “Break Necks” on September 3,2013, followed by Kamp Hustle’s “Round She Go” on September 17,2013 and V.I.C.’s “Turn Up” on September 24,2013. Additional single releases occurred in early November, 2013.

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

As of September 30, 2013, the Company’s derivatives, which include the embedded conversion feature on the convertible note payable, were considered level 2 financial instruments. See Note 10 for valuation technique and assumptions used. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and deposits, inventory, intellectual property rights, other assets, accounts payable, accrued liabilities, short-term notes payable and short-term convertible notes payable. Fair values for these items were assumed to approximate carrying values because of their short term nature or they are payable on demand. The Company did not have any level 3 instruments at September 30, 2013

Accounts Receivable

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

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Financial Accounting Standards Board Accounting Standards Codification ASC 740, “Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.  The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively.  As of September  30, 2013 and December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

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

NOTE 3 – ACCOUNTS RECEIVABLE AND INVENTORY

Accounts receivable represents the net amount due from WEA/Warner Music Group from the sale of Top Sale music CD’s and ESMG’s digital music releases through September 30, 2013. Inventory represents the finished cost of Top Sail’s music CD’s (including prepaid royalties to music artists) available for resale to consumers, less a reserve of $3,729.

NOTE 4 – INTELLECTUAL PROPERTY RIGHTS

Our wholly-owned subsidiary, ESMG Inc., acquired the following intellectual property rights, which are reflected at their original cost as of September 30, 2013:

4A. Music related rights:

This represents the cost to acquire the exclusive right to produce and/or co-produce original recorded music, and subsequent production and marketing costs, for the worldwide distribution by ESMG Inc. of the following artists:

Cumulative Acquisition Costs Through September 30, 2013
Jesse Scott	$300,000
V.I.C.	150,000
Hurricane Chris	150,000
Tion Phipps	150,000
Choo Biggz	250,500
Branded (TBA) artist	1,500,000
Bruce-E-Bee	32,150
Downtown Attraction	60,809
Kamp Hustle	4,250
Bungle Knot Dred	5,000
Str8 Hip Hop album	975
Total cost	$2,603,684

Except for Downtown Attraction, Bruce-E-Bee, Kamp Hustle, Bungle Knot Dred ,Str8 Hip Hop album and $500 of the Choo Biggz investment, all other acquisitions have been financed through short-term convertible debt instruments.

$250,000 of the Company’s financing obligation for the artist Choo Biggz is evidenced by a promissory note due GGAG, Inc. dated May 21,2013, which bears interest at the rate of 8% per annum from December 1,2013.

$ 1,500,000 of the Company’s financing obligation for the acquisition of a branded (to be announced ) artist is evidenced by a promissory note due Phoenix 51, Inc. dated August 23,2013, which bears interest at the rate of 8% per annum from April 1,2014. Because the recording artist deal with the branded artist is currently being finalized, management has chosen not to disclose the name of the branded artist until such deal is concluded.

4B. Motion picture related rights:

This represents the cost to acquire the co-produce and for ESMG Inc. to distribute worldwide the animated motion picture rights to “Bigfoot’s Big Halloween Adventures” (the sequel to “The Legend of Sasquatch’); $275,000. The Company’s financing commitment is evidenced by a promissory note dated November 6, 2012 with Gorilla Pictures, which bears interest at the rate of 8% per annum from June 1, 2013.

NOTE 5 – PREPAID EXPENSES AND DEPOSITS

The Company entered into an agreement with StreetCapital, Inc. to provide advisory services as to the financial aspects and structure of any proposed financing for fees of $10,000 per month commencing July 1,2013 for an initial period of 5 months, in addition to receiving placement fees of up to 10% on any financing deals obtained for the Company. The advisory fee obligation was evidenced by a non-interest bearing promissory note for $50,000.  Since the Company’s obligation accrued in full from day one, the $50,000 note has been amortized over the period of service, with the amount of $20,000 reflected in prepaid expenses at September 30, 2013, together with a prepaid audit fee of $ 1,250.

Deposits represent a $35,000 escrow deposit (current) and a security deposit of $ 8,713 (other asset) as follows:

(i)

The escrow deposit is the amount paid by the Company to open escrow on September 6, 2013 to acquire a parcel of approximately 3.55 acres of land located in the city of Corona, California with already approved plans, permits and tract mapping etc. to construct 60 residential townhouses. The total purchase price is $ 4,455,000 and the current property owner has agreed to take back a first trust deed note in the property of $ 3,000,000, leaving the Company to pay the balance of $ 1,420,000 on or before the contemplated escrow closing and funding date of December 3, 2013.

(ii)

The security deposit was paid to the landlord of the operating offices of ESMG and Top Sail Productions locate at 6725 Sunset Boulevard, Suite 420, Hollywood, CA 90028. On August 1, 2013 the Company entered into a 66 month lease with a third-party landlord for the lease of 2,592 square feet of offices located in Hollywood , California to house its ESMG Inc., and Top Sail Productions LLC staff, commencing August 1,2013 The first year’s rent was rebated to $ 45,101, with subsequent full base rent totaling $ 440,978 over the remaining 54 months of the lease.

NOTE 6 - MUSIC CATALOG

The music catalog arises from the merger of D & B Music, Inc. into the Company on June 1, 2013. D & B Music, Inc. (formerly D & B Records, Inc.) has the worldwide rights to reproduce and distribute 41 fully produced titles. The cost of $356,841 represents the assumption by the Company of a promissory note, originally dated February 1, 2009, payable in the amount of $242,000 to Pegasus Group, Inc., together with the assumption of accrued and unpaid interest thereon through June 30, 2013 of $114,841. Interest continues to be payable at the rate of 10% per annum while the principal under the note is still outstanding,

NOTE 7 – FIXED ASSETS: FURNITURE AND EQUIPMENT

This represents the cost ($9,163) less accumulated depreciation ($764) of furniture and equipment purchased for the operating offices of ESMG and Top Sail Productions which became fully operational as of August 1,2013 ( see Note 5.).

NOTE 8- ACCRUED LIABILITIES

Accrued liabilities at September 30, 2013 represent:

September 30, 2013
Accrued interest: D & B Music, Inc. (See Note 5)	$123,860
Other accrued interest on short-term debt	19,773
Accrued management compensation due CEO and CFO	125,712
Total accrued liabilities	$269,345

Accrued liabilities at December 31, 2013 represent professional fees of $10,000.

NOTE 9 – DUE TO AFFILIATED COMPANY   - The amount due to affiliated company of $25,750 at September 30, 2013 represents actual costs incurred by Michery, Inc. to acquire and initial test market music recorded by the music artist Bruce-E-Bee. Michery Inc. assigned all right and interest to this artist to ESMG Inc. on October 22, 2013, with the understanding that ESMG Inc., reimburse Michery, Inc. those costs. Michery Inc. is owned by our CEO.

NOTE 10-SHORT TERM DEBT

Short-term debt at September 30, 2013 represents the following:

September 30, 2013
Promissory Note due Phoenix 51, Inc. (See Note 4A)	$1,500,000
Promissory Note due GGAG, Inc. (See Note 4A)	250,000
Promissory Note due Pegasus Group, Inc. (see Note 6)	242,000
Promissory Note due StreetCapital, Inc. (see Note 5)	50,000
Promissory Note due Gorilla Pictures (see Note 4B)	275,000
Total Notes Due	$2,317,000

The Promissory Note for $500,000 due The Basketball Channel reported as at June 30, 2013 was subsequently cancelled. The Letter of Intent to form a separate joint venture for the potential financing and future development of The Basketball Channel expired and was not renewed by mutual agreement between the parties.

NOTE 11 - SHORT-TERM CONVERTIBLE DEBT AND DERIVATIVE LIABILITIES POLICY

Short –term convertible debt at September 30, 2013 represents the following:

Convertible Debt Due:	Original Principal	Reduction through conversion to stock	Balance at September 30, 2013	Unamortized Discount
Asher Enterprises, Inc.	$183,000	$0	$183,000	$ 0
Magna Group, Inc.	150,000	(150,000)	0	0
Redwood Management, LLC	200,000	(200,000)	0	0
Redwood Fund II, LLC	150,000	0	150,000	0
WHC Capital, LLC (i)	400,000	(190,486)	209,514	(87,151)
WHC Capital, LLC (ii)	250,000	0	250,000	0
	$1,333,000	($540,486)	$792,514	$(87,151)

The derivative liability of $ 120,931 at September 30, 2013 represents the fair market value at of the WHC Capital, LLC (i) short-term convertible debt. The derivative liability and related reporting in the Statement of Operations was calculated by an independent accounting firm and verified by management.

The following is the range of variables used in revaluing the derivative liabilities at September 30, 2013 and during the three months then ended for derivatives that were revalued upon conversion of principal balances as noted above.

	September 30, 2013	Three Months ended September 30, 2013
Annual dividend yield	0	0
Expected life (years) of	0.58	0.84 - 1.43
Risk-free interest rate	0.10%	0.10 - 0.17%
Expected volatility	382.0%	290.9 – 400.9%

Short Term Notes, Convertible (Unless Prepaid) 180 Days After Issuance.

(a)

Asher Enterprises, Inc. (aggregate total at September 30, 2013: $ 183,000)

On April 4, May 14, July 10, and August 28, 2013, the Company issued convertible notes of $32,500, $63,000, $55,000, and $ 32,500 respectively (total $183,000) to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum, at the maturity dates ranging from December 11, 2013 to May 30, 2014. The Company may prepay the convertible promissory notes prior to maturity at varying prepayment penalty rates specified under the agreements. The convertible promissory notes are convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying:  (a) 58% (42% discount) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date on the April 4 and May 14, 2013 notes and (b) by multiplying 51% (49% discount) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date on the July 10 and August 28, 2013.  Since these conversion features are only convertible after 180 days from date of issuance, there is no immediate derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time when they do become convertible or in the event of default whereby the notes become convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

(b)

Redwood Fund II, Inc. (aggregate total at September 30, 2013: $150,000)

On April 29, 2013, the Company issued a convertible note of $100,000 to Redwood Fund II, LLC. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of January 29, 2014.

During the three months ended September 30, 2013, an additional $$50,000 was received and added to the note with the same terms and conditions for an aggregate note balance of $150,000.

The Company may prepay the convertible promissory note prior to maturity at 125% of the outstanding principal.  The convertible promissory note is convertible into shares of the Company’s common stock after 180 months. The conversion price is calculated by multiplying 45% (55% discount) by the lowest traded price during the eight (8) days prior to the conversion date. Since the conversion feature is only convertible after 180 days from date of issuance, there is no immediate derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time or in the event of default whereby the note becomes convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

(c)

WHC Capital, LLC (aggregate total at September 30, 2013: $250,000)

On June 27, 2013, August 8, 2013 and September 9, 2013, the Company issued convertible notes of $50,000, $100,000 and $100,000 respectively to WHC Capital, LLC. Under the terms of the notes, the Company is to repay any principal balance and interest, at 10% per annum, at the maturity date of May 1, 2014.  The Company may prepay the convertible promissory note prior to maturity at a prepayment premium as agreed in writing between the parties.  The convertible promissory notes are convertible into shares of the Company’s common stock 180 days after the issuance date. The conversion price is calculated by multiplying 45% (55% discount) by the average of the three (3) lowest intra-day trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  Since the conversion features are only convertible after six months, there is no immediate derivative liability upon issuance. However, the Company will account for the derivative liability upon the passage of time or in the event of default whereby the notes become convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

Other Short Term Note (non-convertible)

 The Company entered into an agreement with StreetCapital,Inc. to provide advisory services as to the financial aspects and structure of any proposed financing for fees of $10,000 per month commencing July 1,2013 for an initial period of 5 months. The advisory fee obligation was evidenced by a non-interest bearing promissory note for $50,000 maturing December 6, 2013.

Short Term Convertible Notes Containing an Immediate Right of Conversion

(a)

 Magna Group, Inc ($150,000 note, fully converted by July 24, 2013)

On April, 29, 2013, the Company issued a convertible note of $150,000 to Magna Group, LLC. The note carried interest at 12% per annum and, unless converted, had a maturity date of December 29, 2014.  The Company could prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note was convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price was calculated by multiplying 55% (45% discount) by the lowest trading price in the three (3) trading days prior to the conversion date.  The conversion feature was considered a derivative liability since the note was immediately convertible and the conversion feature was variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the initial derivative liability to be $264,329 using the Black-Scholes option pricing model with the following assumptions: volatility of 190.7%, expected life of 1.67 years, risk free interest rate of 0.12% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $114,329 which is included in the accompanying statement of operations.  The discount was amortized over the life of the note or as converted (see below)

Upon conversion of the convertible note, the derivative liability associated with the principal and interest converted was valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal and interest converted was recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital. During the nine-months ended September 30, 2013, the holder of the convertible note converted $150,000 of principal and $1,464 of accrued interest thereon into 117,335,067 shares of common stock. In aggregate through September 30, 2013 the derivative liability of $474,361 associated with the converted principal and interest was credited to additional paid-in capital at the time of conversions (being $179,550 credited to additional paid-in capital through June 30, 2013 and $294,811 credited to additional paid-in capital through September 30, 2013).  As of September 30, 2013, there was no remaining derivative liability associated with this note as all outstanding balances were fully converted.  The company recorded a loss on the change in fair value of the derivative liability of $133,421 and $210,032 during the three and nine months ended September 30, 2013.  During the three and nine months ended September 30, 2013, amortization of debt discount was $60,240 and $150,000, respectively. As of September 30, 2013 there was no remaining unamortized discount.  The Company used the below range of inputs to the Black-Scholes pricing model for each valuation and the quarter end valuation related to the derivative liability.

(b)

Redwood Management LLC ($200,000 note, fully converted by July 26, 2013)

On April, 29, 2013, the Company issued a convertible note of $200,000 to Redwood Management LLC. The note carried interest at 8% per annum, and unless converted had a maturity date of April 29, 2014.  The Company could prepay the convertible promissory note at 125% of the outstanding principal. The convertible promissory note was convertible into shares of the Company’s common stock any time after the issuance of the convertible note.

The conversion price is calculated by multiplying 55% (45% discount) by the lowest closing day trading price during the eight (8) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the note is immediately convertible and the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the initial derivative liability to be $1,417,303 using the Black-Scholes option pricing model with the following assumptions: volatility of 208.6%, expected life of 1.0 year, risk free interest rate of 0.12% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $1,217,303 which is included in the accompanying statement of operations. The discount was amortized over the life of the note.

Upon conversion of the convertible note, the derivative liability associated with the principal and interest converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal and interest converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital. During the three and nine-months ended September 30, 2013, the holder of the convertible note converted $200,000 of principal into 151,801,600 shares of common stock. In aggregate through September 30, 2013, the derivative liability of $552,854 associated with the converted principal was credited to additional paid-in capital at the time of conversion (being $204,386 credited to additional paid-in capital through June 30, 2013 and $348,468 credited to additional paid-in capital through September 30, 2013).  As of September 30, 2013, there was no remaining derivative liability associated with this note as all outstanding balances were fully converted.    The company recorded a gain/loss on the change in fair value of the derivative liability of $179,176 (loss) and $864,449 (gain) during the three and nine months ended September 30, 2013.  During the three and nine months ended September 30, 2013, amortization of debt discount was $61,250 and $200,000, respectively. As of September 30, 2013 there was no remaining unamortized discount. The Company used the below range of inputs to the Black-Scholes pricing model for each valuation and the quarter end valuation related to the derivative liability.

(c)

WHC Capital, LLC (aggregate convertible notes issued through September 30, 2013 : $ 300,000)

On June 27, 2013, the Company issued a convertible note of $100,000 to WHC Capital, LLC. The note carried interest at 10% per annum, and unless converted had the maturity date of May 1, 2014.  The Company could prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 45% (55% discount) by the average of the three (3) lowest intra-day trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.

The conversion feature is considered a derivative liability as the note is immediately convertible, and the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $131,703 using the Black-Scholes option pricing model with the following assumptions: volatility of 259.6%, expected life of 0.84 years, risk free interest rate of 0.15% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $31,703 which is included in the accompanying statement of operations. The discount is being amortized over the life of the note.  During the three and nine months ended September 30, 2013 accretion of discount was $99,026 and $100,000 based on the original convertible note and accelerated amortization due to conversation of the principal balance.  As of September 30, 2013, there was no unamortized discount remaining on the note.  This note was fully converted out by July 24, 2013.

Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal and interest converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal and interest converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital. During the three and nine-months ended September 30, 2013, the holder of the convertible note converted $100,000 of principal into 133,290,807 shares of common stock. In aggregate, derivative liability of $798,067 associated with the converted principal was credited to additional paid-in capital at the time of conversion. As of September 30, 2013, there was no remaining derivative liability associated with this note as all outstanding balances were fully converted.    The company recorded a loss on the change in fair value of the derivative liability of $567,107 and $666,364 during the three and nine months ended September 30, 2013. The Company used the below range of inputs to the Black-Scholes pricing model for each valuation related to the derivative liability.

On August 5, 2013, the Company issued a second convertible note of $100,000 to WHC Capital, LLC. The note also carried interest at 10% per annum and, unless converted, had a maturity date of May 1, 2014.  The Company could prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 45% (55% discount) by the average of the three (3) lowest intra-day trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the note is immediately convertible and the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $291,725 using the Black-Scholes option pricing model with the following assumptions: volatility of 382.0%, expected life of 0.74 years, risk free interest rate of 0.12% and no dividends.  The derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $191,725 which is included in the accompanying statement of operations. The discount is being amortized over the life of the note.  During the three and nine months ended September 30, 2013 accretion of discount was $90,488 based on the original convertible note and accelerated amortization due to conversation of the principal balance.  As of September 30, 2013, there was remaining unamortized of $8,512 which will be amortized over the remaining term of the note, or as the note is converted.  The Company revalued the derivative liability as of September 30, 2013 using the Black-Scholes option pricing model with variables included in the range of the table below. The Company recorded a gain on the change in fair value of the derivative liability of $41,417 during the three and nine months ended September 30, 2013. $ 90,488 of the outstanding principal under this note was converted out as of September 30, 2013.

Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal and interest converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal and interest converted is recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operation, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital. During the three and nine-months ended September 30, 2013, the holder of the convertible note converted $90,488 of principal into 91,650,000 shares of common stock. In aggregate, derivative liability of $229,976 associated with the converted principal was credited to additional paid-in capital at the time of conversion. As of September 30, 2013, there was $20,332 of derivative liability associated with this note.  The Company used the below range of inputs to the Black-Scholes pricing model for each valuation and the quarter end valuation related to the derivative liability.

On September 9, 2013, the Company issued third convertible note of $100,000 to WHC Capital, LLC. The note also carried interest at 10% per annum, and unless at the maturity date of May 1, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 45% (55% discount) by the average of the three (3) lowest intra-day trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $84,349 using the Black-Scholes option pricing model with the following assumptions: volatility of 382.0%, expected life of 0.64 years, risk free interest rate of 0.12% and no dividends.  The discount is being amortized over the life of the note.  During the three and nine months ended September 30, 2013 accretion of discount was $6,710 and $6,710, respectively. As of September 30, 2013, there was $77,639 remaining in unamortized discount.  The Company revalued the derivative liability as of September 30, 2013 using the Black-Scholes option pricing model with variables included in the range of the table below. The Company recorded a loss on the change in fair value of the derivative liability of $16,250 during the three and nine months ended September 30, 2013. None of this note had converted out as of September 30, 2013.

NOTE 12 – ISSUANCE OF STOCK

Over the 9 month period ending September 30, 2013 the following common stock was issued:

	Number of Shares	Par Value	Additional Paid-In Capital
Balance at January 1, 2013	184,912,000	$1,849	$186,525
Issuance of stock against conversions of debt	494,623,413	4,946	537,628
Used towards the purchase of Top Sail Productions, LLC (see Note 1)	5,000,000	50	14,950
Used to compensate financial consultant	50,000,000	500	91,500
Total issued and outstanding September 30, 2013	734,535,413	7,345	830,603
Gain on change in fair market value of derivative liabilities on debt conversions during the period ending September 30, 2013	0	0	2,055,258
Balance at September 30, 2013	734,535,413	$7,345	$2,885,861

Subsequent to September 30, 2013, the Company issued additional common shares totaling 266,937,022 through November 14, 2013 for a total of issued and outstanding of 1,001,472,435 at November 14, 2013. All of these subsequent issuances related to debt conversions and interest thereon.

NOTE 13 – RELATED PARTY TRANSACTIONS

Lease

The Company leases its office premise at 1875 Century Park East, Century City, CA 90067 from our CFO on a month-to-month basis at no cost to the Company.

Acquisition of Bruce-E-Bee artist recording contract

As explained in Note 9, the Company assumed the obligation to reimburse Michery, Inc (a company owned by our CEO) the sum of $25,750 in reimbursement of the actual costs incurred by Michery, Inc. to acquire and initial test market music recorded by the music artist Bruce-E-Bee.

Merger of D & B Music, Inc.

As explained in Note 6, D & B Music, Inc.(formerly D & B Records, Inc.) merged with the Company on June 1, 2013. D & B Music, Inc. has the worldwide right to reproduce and distribute 41 fully produced titles. The sole owner of D & B Music, Inc. is David Michery, our CEO.

NOTE 14 – FINANCING AGREEMENT

On September 30, 2013 the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP (“Southridge”)  Under the terms of this Agreement, the Company plans to issue an S-1 by the end of first quarter 2014 under which Southridge has committed to purchase up to $10 million on the Company’s stock periodically over a 24 month period at a rate equal to 90% of the Company’s trading price during the applicable period prior to drawdown. Management plans to use the net proceeds from this facility to make early retirement of convertible debt as well as to finance ongoing operations and new investments.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The registrant offers real estate management services.  Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending.  Additionally, our performance will be affected by competition.  Management believes that as the industry continues to consolidate, competition with respect to price will intensify.  Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish ourselves from competitors based on quality and superior service and operating efficiency.  We have not generated any significant revenues to date, although we have entered into significant transactions during the period ending September 30, 2013 the results of which we expect will be reflected in the first half of 2014.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the three months ended September 30, 2013, we received revenues from music product sales of $29,635.  Our cost of sales was $18,787, resulting in total revenue of $10,848.  We spent $344,152 on general and administrative expenses, $340,404 on interest expenses, and lost $980,295 on the net change in fair value of derivative liability.  As a result, we had a net loss of $1,654,003 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we earned $500 in property management fees.  We spent $2,500 on general and administrative expenses.  As a result, we had a net loss of $2,000 for the three months ended September 30, 2012.

The $1,652,003 difference between the net loss for the three months ended September 30, 2013 and 2012 is primarily due to increased operations during 2013.  The company came under new management on January 31, 2013 and expanded its operations to include entertainment as well as continuing to offer real estate management services.  We took on substantial short-term debt, much of it immediately convertible debt, at substantial cost to finance our expanded operations. The conversion of debt also substantially increased our issued and outstanding common stock and will continue to do so for the foreseeable future until either the convertible debt is prepaid prior to conversion with other sources of financing (such as equity) and/or until the convertible debt fully converts out into our common stock.

For the nine months ended September 30, 2013, we received $43,550.  Our cost of sales was $29,130, resulting in total revenue of $14,420.  We spent $547,034 on general and administrative expenses.  We spent $580,319 on interest expenses and lost $1,541,353 on the net change in fair value of derivative liability.  As a result, we had a net loss of $2,654,286 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we earned $2,600 in revenue from property management fees.  We paid general and administrative expenses of $130,140.  As a result, we had a net loss of $127,540 for the nine months ended September 30, 2012.

The $2,526,746 difference between the net loss for the nine months ended September 30, 2013 and 2012 is primarily due to increased operations during 2013.  The company came under new management on January 31, 2013 and expanded its operations to include entertainment as well as continuing to offer real estate management services.  We took on substantial short-term debt, much of it immediately convertible debt, at substantial cost to finance our expanded operations. The conversion of debt also substantially increased our issued and outstanding common stock and will continue to do so for the foreseeable future until either the convertible debt is prepaid prior to conversion with other sources of financing (such as equity) and/or until the convertible debt fully converts out into our common stock.

Liquidity and Capital Resources

For the nine months ended September 30, 2013, we spent $75,000 on the acquisition of Top Sail Productions, LLC.  We spent $853,684 on the acquisition of music rights and related music costs, and we spent $9,163 on the purchase of furniture and equipment.  As a result, we had net cash used in investing activities of $937,847 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, we did not pursue any investing activities.

For the nine months ended September 30, 2013, we received $1,383,001 as proceeds from short-term debt, resulting in net cash from financing activities of $1,383,001 for the period.

For the nine months ended September 30, 2012, we received $18,950 as net proceeds from financing activities.  As a result, we had net cash from financing activities of $18,950 for the period.

Plan of Operations

The Company has developed and continues to develop its business plans in both real estate management and in aspects of the entertainment industry. However, if we are unable to raise sufficient funds or obtain additional alternate financing, we may never complete development and become profitable.

Our current cash balance only marginally sufficient to fund our current operations.  However, as explained in Note 14 we have entered into financing arrangement which we expect will generate working capital on a longer term basis to support the implementation of our business plan. We continue however to seek out short-term financing ( mostly convertible debt financing) in the interim and must continue to do so until cash from our operations and/or cash from the Equity Purchase Agreement can replace the significantly higher cost and dilution effects caused by short-term convertible debt financing.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

During the nine months ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers were not able to conclude that the Company’s disclosure controls and procedures are effective to ensure that information required to be included in the Company’s periodic Securities and Exchange Commission filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.  Therefore, under Section 404 of the Sarbannes-Oxley Act of 2002, the Company must conclude that these controls and procedures are not effective.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2013, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2013, the registrant issued a convertible note of $150,000 to Magna Group, LLC.  This note carried interest at 12% per annum and had a maturity date of December 29, 2014.  During the nine months ended September 30, 2013, Magna Group converted $150,000 of principal and $1,464 of accrued interest into 117,335,067 common shares.

On April 29, 2013, the registrant issued a convertible note of $200,000 to Redwood Management LLC.  This note carried interest at 8% per annum and had a maturity date of April 29, 2014.  During the nine months ended September 30, 2013, Redwood Management converted $200,000 in principal into 151,801,600 common shares.

On June 27, 2013, the registrant issued a convertible note of $100,000 to WHC Capital LLC.  This note carried interest at 10% per annum and had a maturity date of May 1, 2014.  During the nine months ended September 30, 2013, WHC Capital converted $100,000 of principal and $622 of interest into 134,836,746 common shares.

On June 27, 2013, the registrant issued 40,000,000 common shares to independent financial consultants under the Stock Awards plan.

On August 5, 2013, the registrant issued a convertible note of $100,000 to WHC Capital LLC.  This note carried interest at 10% per annum and has a maturity date of May 1, 2014.  During the nine months ended September 30, 2013, WHC Capital converted $90,488 of principal into 91,650,000 common shares.

On August 14, 2013, the registrant issued 10,000,000 common shares to independent financial consultants under the Stock Awards plan.

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

Dated: November 18, 2013

Primco Management Inc.

/s/ David Michery

    David Michery

    Chief Executive Officer

/s/ Alan Bailey

     Alan Bailey

     Chief Financial Officer