Form 10-K
period 2013-12-31
Primco Management Inc.
filed 2014-04-15
CIK 1516522

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-173119

Primco Management Inc.

 (Exact name of registrant as specified in its charter)

Delaware	27-3696297
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6725 West Sunset Blvd, Suite 420

Hollywood, California 90028

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (323) 450-2780

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

[  ]Yes [X] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter [ ]	Accelerated filter [ ]

Non-accelerated filter [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  The aggregate market value of the voting common equity was $187,997,654.

As of April 15, 2014, 4,835,821,341 shares of our common stock were issued and outstanding and 7,000,000 shares of our preferred stock were issued and outstanding.

Documents Incorporated by Reference:      None.

Primco Management Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Our Company was incorporated in Delaware on October 14, 2010 as a property management company.

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

Effective as of January 31, 2013, the Company executed a reverse merger by entering into a stock purchase agreement whereby the Company acquired all of the assets, contracts and obligations of ESMG Inc. existing as of that date through a cashless exchange of stock.  ESMG Inc., which was formed in the state of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division. Accordingly, as of January 31, 2013, through the acquisition of ESMG Inc., we expanded our operations to include entertainment in addition to continuing to offer real estate management services.

 On May 30, 2013, the Company completed and funded the acquisition of Top Sail Productions, “Top Sail” a music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company.  The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who has continued as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment entities owned by the Company.  The Company purchased the membership interests in Top Sail for a total of $440,000.  The initial payment was $75,000 and $15,000 worth of the Company’s 5,000,000 restricted common shares. The remaining $350,000 is being paid in installments through June 30, 2016.

On June 1, 2013 the board of directors entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.) a Delaware corporation, in which D & B Music, Inc. merged with and into the Company. D & B Music, Inc, has a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $242,000 due Pegasus Group, Inc. together with accrued and unpaid interest thereon of $114, 841 and the issuance of 7,000,000 of the Company’s Series A preferred stock and 20,000,000 of the Company’s common stock to the sole shareholder  of D & B Music, Inc., David Michery, who is also CEO  and director of the Company

On June 10, 2013, the Company’s board of directors adopted a resolution approving an amendment to the Articles of Incorporation increasing the authorized common shares from 500,000,000 par value $0.001 to 2,000,000,000 par value $0.00001 and to designate 10,000,000 preferred shares, par value $0.00001, to be issued from time to time in one or more series as determined by the board of directors, with the balance being designated as 1,990,000,000 common shares.

On August 6, 2013, the Company filed a Certificate of Designation with the State of Delaware to create and issue a series of 10,000,000 preferred shares to be designated the “Series A Preferred Stock”. These shares rank senior to the common stock with respect to distributions or payments in the event of any liquidation, dissolution, or winding up of the Company.

On August 19, 2013, the Company’s board of directors adopted a resolution approving an amendment to the Articles of Incorporation increasing the authorized common shares from 2,000,000,000 common shares, to 4,990,000,000 common shares.

Our Business

The Company (OTCQB: PMCM) currently operates in the medical marijuana, real estate management and multi-media industries.

Previous operations

The Company is considered to be a development stage company.  From the date of incorporation on October 14, 2010, until a management change occurred on January 31, 2013, the Company had been devoting substantially all of its efforts to establishing new customized real estate management programs for its clients. These efforts however produced only minimal revenues.

New real estate business model

During 2013, the Company began to evaluate the feasibility of acquiring residential real estate properties which had already purchased viable land for such construction and for which building permits and tract maps were already in existence. One such project related to the possible construction of up to 60 townhouses on undeveloped land located in Corona, California called “Tuscany Villas”. The Company obtained a certified appraisal of the property and placed a deposit into escrow towards its purchase. However, the Company was subsequently unable to close escrow because it was ultimately unable to secure the financing of a substantial portion of the purchase price, which was a condition precedent to the closing. The Company continues to seek out and evaluate however other real estate investment opportunities in areas such as the medical marijuana industry.

Entertainment business model

Following the reverse merger/acquisition on January 31, 2013 of the entertainment related business, ESMG Inc., followed shortly thereafter by the acquisition of Top Sail Productions, LLC and the merger of D & B Music, Inc., the Company expanded  its operations  to include the production and distribution of recorded music, coupled with the prospect of potentially engaging in the production and  distribution of lower budgeted motion pictures and television programs.

Music operations

The Company has financed the various music related assets that have been acquired by its wholly-owned subsidiary ESMG Inc. through the issuance of convertible debt.

The Company’s business model is to:

(a) acquire, through its joint venture relationship with Phoenix 51, distribution rights to new and original recorded music created by a stable of  music artists having a history of  multi-platinum sales, and to support those artist releases through the further investment by the Company in radio and marketing support provided by Phoenix 51;

 (b) to selectively develop and invest in emerging music artists which the Company believes  will be successful and to also support the release if such recorded music with targeted radio promotion and  social media marketing; and

(c) to market and distribute existing catalog titles of recorded music, such as physical CD’s from Top Sail Productions’ series of Casey Kasem’s compilations of  “America’s Top The Hits” of the 1950’s through the 1990’s, and from the digital re-release of  D & B Music catalog of mainly hip hop artists from the 1980’s and 1990’s.

The Company’s ESMG subsidiary released its first single to digital markets in the United States (including iTunes) by Tion Phipps entitled “Break Necks” on September 3, 2013; followed by Kamp Hustle’s single “Round She Go” on September 17,2013; V.I.C.’s single “Turn Up” on September 24, 2013;  and Bungle Knot Dred’s single “Oh Yes, My Baby” on November 12, 2013.  To date however, despite a significant investment by ESMG in marketing and promotion, digital sales have been extremely disappointing and revenues have been minimal.  Management has established a reserve for loss at December 31, 2013 on its investment accordingly.

Other music artists contracted through Phoenix 51 include Jesse Scott and Hurricane Chris.   The first single from Jesse Scott “F*ck My Life” was released digitally in the United States on February 18, 2014, again to only minimal sales.

Artists contracted by ESMG and under development include Choo Biggz, whose first single “Bong” was digitally released on February 9, 2014, Downtown Attraction, presently recording its first singles and emerging hip hop artist, Bruce-E-Bee.

The Company is presently reassessing its strategy with respect to the selection of, and investment in, music artists.  All losses accumulated since October 14, 2010 are considered as part of the Company's development stage activities.  The Company has not yet generated any significant revenues from its music related operations.  To the contrary, the Company’s investment in the marketing and promotion of individual singles associated with its music artists has resulted in significant costs, which are not expected to be recouped.

Commencing June 1, 2013, through its acquisition of Top Sail Productions, the Company began to distribute through WEA (a member of the Warner Music Group) physical CD’s in the United States of the Casey Kasem branded “America’s Top The Hits” of the 1950’s through the 1990’s. CD sales are made primarily through Publishers Clearing House since the sale of CD’s through traditional retail stores has diminished significantly.  While the Company intends to continue this sales strategy, because catalog sales have been modest.  The Company is also exploring direct-to-consumer sales opportunities through the use of infomercials and direct marketing.

The Company began to exploit the D & B Music Catalog with the first digital release on November 5, 2013 of a compilation album of hip hop music entitled  “Str8 Hip Hop Jams”, followed by other compilation albums from this music catalog. Because sales results to date have been below expectation, the Company is currently evaluating its sales strategy for catalog sales to determine if alternative marketing methods (e.g. targeted  social media marketing campaigns) can produce higher revenues.  All losses accumulated since October 14, 2010 through December 31, 2013 are considered as part of the Company's development stage activities.  As such, the Company has not yet generated significant revenues from its operations and has no assurance of future revenues.

Motion picture operations

During 2013, ESMG began to selectively invest, through co-production opportunities, in the production of lower budget motion pictures for platform release to a limited number theaters, followed by a wide rollout to digital video-on-demand outlets (including Netflix) and to international distributors. The first of such projects being developed is the sequel to the successful animated family entertainment movie “The Legend of Sasquatch” starring William Hurt and John Rhys-Davies, called “Big Foot’s Big Halloween Adventures”. Subject to ESMG obtaining the financing necessary to fulfill its co-production obligation to the physical producer Gorilla Pictures, full production of the animated sequel is expected to begin in the second half of 2014.  The second motion picture project is entitled “Halloween Hell” starring Eric Roberts, which is a co-production with veteran producers Herb Linsey and Edward Hunt, and which completed principal photography in January 2014. Although revenue expectations are very encouraging, it will not be known how successful these motion picture projects will be until release.

New real estate business model supporting the medical marijuana industry

On February 12, 2014, the Company decided to re-direct in its real estate business, with a new emphasis on providing locations and services to marijuana based companies. It announced that it plans to acquire certain properties, which it will lease to licensed retailers and manufacturers of medical marijuana, beginning  initially in the greater Los Angeles area, with subsequent plans to extend its operations to Western States where medical marijuana is permitted by state law. The leased facilities will meet all zoning and licensing requirements for the ongoing, legal dispensing of medical cannabis. The Company does not intend to engage in the actual cultivation or sale of medical cannabis or any of its byproducts.

Implementation of the new business model

On February 14, 2014, the Company signed a conditional lease for the launch of its first medical cannabis cultivation center. Plans call to subdivide the property into up to 6 separate nurseries to be sublet to fully licensed dispensaries in Los Angeles.  Final execution of the lease is contingent upon acquiring permits from the local municipality.

On February 24, 2014, the Company entered into a Joint Venture agreement with CanMed Ventures, a British Columbia company, to own, build and operate a 30,000 square foot cultivation facility for the production of medical marijuana.  The Joint Venture will produce and dispense legal medical cannabis to Health Canada patients in British Columbia. CanMED expects to complete the licensing process in the next few months, Construction is expected to begin once the Company secures a suitable location. Under this agreement, the Company granted CanMED a 10-year management contract for the operation of the Joint Venture.

On March 19, 2014, the Company entered into an agreement to acquire Seattle based Suzie Q's,  a medical marijuana collective fully licensed by the City of Seattle. Suzie Q's has been in operation for more than 4 years and serves over 1,500 patients.  The agreement calls for the purchase of 100% of the assets of the Co-Op, as well as the purchase and transfer of a Tier I Production License granted by the Washington State Liquor Board.  April 4, 2014 construction began on Suzie Q's first medical-marijuana collective. Once completed, the new upgraded and fully compliant facility will pave the way for the issuance of the Producer/Processor License.

Competition

There are a significant number of writer/composers, producers and distributors of recorded music, both original music distributed digitally and catalog product distributed via physical CD’s who are, or maybe, in competition with us in marketing, promoting and reaching the same music consumer marketplace (e.g. posting music digitally on iTunes or Amazon). However, for individual singles produced and distributed by artists under contract with us, we have obtained copyright registration (see below).

The U.S. commercial real estate services industry is large and highly fragmented, with thousands of companies providing asset management, investment management and brokerage sales and leasing transaction services.  In recent years, the industry has experienced substantial consolidation, a trend that is expected to continue.

Intellectual Property

We do not own any trademarks. However, we have registered our music rights with the US Copyright Office in Washington, DC.

Research and Development

Research and development expenses incurred during the year ended December 31, 2013 were zero, compared with $110,000 incurred in the year ended December 31, 2012 generally related to the real estate industry.

Government Regulation

Our business may be subjected to governmental regulation and required to comply in the following areas:

Acquisition of property and entry into joint ventures associated with the cultivation of medical marijuana

Under federal law, it is not legal to grow marijuana because it is listed as a controlled substance under the U.S. Controlled Substances Act. However, in certain states, the growth and cultivation of marijuana for medical purposes is legal under their own state law (e.g. California, Colorado, Washington state) although other states have been resistant to allow the cultivation of marijuana due to resistance from the U.S. Department of Drug Enforcement Agency and prohibition under federal law. Upon the production and sale of medical marijuana products to consumers, our facilities and our joint venture arrangements will be required to comply with various state and local regulation and licensing.

Distribution Arrangements.

We intend to release our films in the United States through existing distribution companies. We will retain the right for ourselves, or through our co-producing partner, to market the films on a jurisdiction-by-jurisdiction basis throughout the rest of the world and to market television and other uses separately.  To the extent that we may engage in foreign distribution of our films, we will be subject to all of the governmental regulations of doing business abroad including, but not limited to, government censorship, exchange controls, and copying, and licensing or qualification.  At this point it is not possible to predict, with certainty, the nature of the distribution arrangements and extent of exact governmental regulations that may impact our business.

Intellectual Property Rights.

Rights to original music compositions and to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exploitation (“piracy”) of music and motion pictures. Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws. The results of such investigations may warrant legal action by us as the owner/co-owner of the rights.

Employees

We currently have three employees, David Michery (President, Secretary and CEO), Steven John Corso (CFO) and Ramiro Guzman (SVP, Real Estate Division).  Our employees devote such efforts and spend as much time as is necessary for the Company to conduct its operations.  We will hire additional necessary personnel solely as needed, and on a per contract basis as independent consultants.

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company”.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company”.

ITEM 2. PROPERTIES.

Our current executive offices are located at 1875 Century Park East, 6th Floor, Suite 73, Century City, CA, 90067.  Our telephone number at our executive office is (310) 407-5452.  These offices continue to be provided free of charge by Alan J. Bailey, an officer and director of the Company until his resignation on February 14, 2014 and consist of 140 square feet, with access to a common reception area and adjacent conference rooms.

In addition, commencing August 1, 2013, the Company entered into a lease for offices at 6725 Sunset Boulevard, Suite 420, Los Angeles, CA 90028 to house the Company’s music and motion picture production and distribution operations. The offices consist of 2,592 square feet for a lease term of 66 months. As an inducement for the Company to lease the space, a 50% rent abatement of $ 45,100.80 was allowed by the landlord for the first 12 months’ of occupation, so that the annualized rent for the first 12 months is $ 45,100.80, plus common areas charges.  Thereafter, the rent becomes  $92,897.28 in year two; $ 95,696.64 in year three; $ 98,573.76 in year four; $101,528.64 in year 5 and $ 52,280.64 for the final 6 months in year 6, plus an applicable increment for common area costs in all years.  As a further concession, the landlord granted a tenant improvement allowance of up to $ 25,920 to cover the cost of initial (move-in) construction build and certain equipment required by the Company.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

Market Information

a)Market Information. Our common stock was not quoted on a market or securities exchange until February 6, 2013, when our common stock first began to trade on OTC.QB.  Since that date, our common stock is traded on the OTC .QB under the symbol “PMCM”.

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the following periods.  These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Year ended December 31, 2013

                                                             High                         Low

First quarter                                    $  0.2500                  $ 0.0223

Second quarter                                    0.0420                    0.0012

Third quarter                                       0.0150                    0.0012

Fourth quarter                                     0.0018                    0.0001

b) Holders.  At April 15, 2014, there were 2,144 shareholders of the Company.

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

Since our incorporation on October 14, 2010 in the state of Delaware we have been a development stage company. We began by offering a general array of real estate management services, which continued until January 31, 2013. We then redirected our real estate focus to seeking out properties which had obtained the necessary building permits but which needed finance to start construction. In addition, as of January 31, 2013 with our acquisition of ESMG Inc. we added an entertainment related business segment. Our performance can be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending. Additionally, our performance can be affected by competition. Management believes that, as both industries continue to consolidate, competition with respect to pricing will intensify. Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish ourselves from competitors based on quality and superior service and content and on our operating efficiency. We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations

For the year ended December 31, 2013, we generated gross revenues of $72,116 compared with revenues of $2,600 for the year ended December 31, 2012.

Our operating expenses for the year ended December 31, 2013 totaled $1,258,578, including a reserve of $453,457 for losses on artists’ contracts. The balance of $805,121 included management compensation of $374,212; consultants fees of $ 239,500,  legal and audit fees of $43,860 and all other operating costs of $147,549.  The net operating loss was $1,230,585 for the year.  By comparison, our operating expenses for the year ended December 31, 2012 totaled $140,400, resulting in a net operating loss of $137,540.

For the year ended December 31, 2013, we incurred non operating expenses totaling $2,817,901, including interest expense of $ 888,286, loss (net) on change in fair value of derivatives of $1,891,115 and a provision for loss on property development of $38,500. This resulted in a net loss for the year ended December 31, 2013 of $4,048,486, compared with a net loss of $137,540 for the year ended December 31, 2012.

For the period from inception (October 14, 2010) through December 31, 2013, we generated cumulative gross revenues of $78,301 or $34,178 after cost of sales.  Our operating expenses for the same period cumulatively totaled $1,463,047, resulting in a cumulative loss from operations of $1,428,869. After deducting a total of $2,817,901 for cumulative non-operating expenses (including interest expense of $888,286, loss on change in fair value of derivatives and $38,500 reserve for loss on property development)  the overall cumulative net loss from inception  through December 31, 2013 totaled $4,246,770.

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management , consultants  and office operations.

Liquidity and Capital Resources

Our cash resources totaled $64,771 at December 31, 2013 (an increase from $91 at December 31, 2012). However, our total current assets at December 31, 2013 amounted to $1,300,270 against total current liabilities of $2,239,354.  Accordingly, we need a new infusion of capital to sustain our operations from third-party sources.

We have had no off balance sheet arrangements since inception through December 31, 2013.

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

Plan of Operation for the Next 12 months

To help improve our current limited financial position, we plan to carefully seek out and secure third-party equity financing, both short-term and long-term, to both replace our current convertible debt financing and to provide a new and more stable source of capital. Our convertible debt financing to date has been expensive and highly dilutive and detrimental to our stock and needs to be replaced with less costly equity investment.

We intend to more carefully review investment in any future music artist so that we can more effectively manage our risk and downside. We view investment in a well packaged, well cast lower budget motion picture to be preferable than and investment in a higher risk one-off/unproven music artist.

We have redirected our real estate focus to acquiring properties specifically for lease to legalized medical marijuana cultivation growers and to investment, potentially with joint ventures, in business associated with the legalized growing of medical marijuana .

We also intend to include potential strategic business partners and alliances as possible sources of financing, as well as traditional institutional and venture capital sources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Primco Management, Inc.

Century City, California

I have audited the accompanying consolidated balance sheets of Primco Management, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company has no revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

April 15, 2014

Primco Management, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
	December 31,
	2013	2012
ASSETS
Current assets
Cash	$ 64,771	$ -
Accounts receivable	26,026	-
Inventory, net	70,528	-
Intellectual property rights: Music, net of services	688,945	1,050,750
Intellectual property rights: Motion Pictures	315,000	-
Prepaid expenses	135,000	-
Total current assets	1,300,270	1,050,750

Fixed assets, net of depreciation	7,885	-

Other assets
Music catalog	357,111	-
Lease deposits	8,714	-
Total other assets	365,825	-

TOTAL ASSETS	$1,673,980	$1,050,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 97,979	$ -
Accrued liabilities	301,175	1,025,000
Due to affiliated company	13,928	25,750
Short-term debt	793,000	-
Short-term convertible debt, net of discount	746,201	-
Derivative liability	287,071	-
Total current liabilities	2,239,354	1,050,750

Stockholders' equity
Preferred stock, $0.00001 par value, 10,000,000 shares authorized,
7,000,000 and 0 shares issued and outstanding as of
December 31, 2013 and December 31, 2012, respectively	70	-

Common stock, $0.00001 par value, 4,990,000,000 shares authorized,
1,983,002,181 and 5,000,000 shares issued and outstanding as of
December 31, 2013 and December 31, 2012, respectively	19,830	50
Additional paid in capital	3,468,212	4,950
Accumulated deficit	(4,053,486)	(5,000)
Total stockholders' deficit	(565,374)	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,673,980	$ 1,050,750

The accompanying notes are an integral part of these financial statements

Primco Management, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the years ended December 31,
			For the
			Period from
			Inception
			(October 9, 2012)
			to
			December 31,
	2013	2012	2013

Revenue
Music Product sales	$ 72,116	$ -	$ 72,116
Cost of sales	44,123	-	44,123
Gross Profit	27,993	-	27,993

Operating expenses
General and administrative	805,121	5,000	810,121
Reserve for losses on artists' contracts	453,457	-	453,457
Total operating expenses	1,258,578	5,000	1,263,578

Operating loss	(1,230,585)	(5,000)	(1,235,585)

Other expense
Interest expense	888,286	-	888,286
Value of derivatives	1,891,115	-	1,891,115
Provision for loss on property development	38,500	-	38,500
Total other expense	2,817,901	-	2,817,901

Net loss	$ (4,048,486)	$ (5,000)	$ (4,053,486)

Net loss per share, basic and diluted	$ -	$ -

Weighted average shares outstanding	1,983,002,181	5,000,000

The accompanying notes are an integral part of these financial statements

Primco Management, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit

					Additional		Total
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
October 9, 2012	-	$ -	-	$ -	$ -	$ -	$ -

Issuance of common
stock for services	-	-	5,000,000	50	4,950		5,000

Net Loss	-	-	-	-	-	(5,000)	(5,000)

December 31, 2012	-	-	5,000,000	50	4,950	(5,000)	-

Recapitalization	-	-	179,912,000	1,799	(11,708)	-	(9,909)

Issuance of common stock
in part consideration for
purchase of Top Sail
Productions LLC	-	-	5,000,000	50	14,950	-	15,000

Issuance of common stock to pay
consultants	-	-	110,000,000	1,100	100,900	-	102,000

Issuance of stock as consideration for
acquisition of D % B Music	7,000,000	70	20,000,000	200	-	-	270

Issuance of common stock to
Settle convertible debt, with interest	-	-	1,663,090,181	16,631	808,009	-	824,640

Gain on extinguishment of
derivative liabilities, net	-	-	-	-	2,551,111	-	2,551,111

Net loss	-	-	-	-	-	(4,048,486)	(4,048,486)

December 31, 2013	7,000,000	$ 70	1,983,002,181	$19,830	$3,468,212	$ (4,053,486)	$ (565,374)

The accompanying notes are an integral part of the financial statements.

Primco Management, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the years ended December 31,
			For the period
			from Inception
			(October 9, 2012)
			to December 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(4,048,486)	$(5,000)	$(4,053,486)
Adjustments to reconcile net loss to
net cash used in operating activities
Common stock issued for services	-	5,000	5,000
Depreciation	1,527	-	1,527
Accounts receivable	(26,026)	-	(26,026)
Inventory, net	(70,528)	-	(70,528)
Prepaid expense and deposits	(143,714)	-	(143,714)
Accounts payable	97,979	-	97,979
Amount due to affiliated company	13,928	-	13,928
Accrued liabilities	291,175	-	291,175
Discount on short-term convertible debt	(128,463)	-	(128,463)
Change in fair value of derivative liability	287,162	-	287,162
Cash used in operating activities	(3,725,446)	-	(3,725,446)

Cash flows investing activities
Investments in music rights and artists	(1,046,056)	-	(1,046,056)
Investments in movie rights and co-productions	(315,000)	-	(315,000)
Purchase of fixed assets	(9,412)	-	(9,412)
Cash flows used in investing activities	(1,370,468)	-	(1,370,468)

Cash flows from financing activities
Short-term debt	1,667,664	-	1,667,664
Share Capital	18,051	-	18,051
Additional paid-in capital	3,474,970	-	3,474,970
Cash provided from financing activities	5,160,685	-	5,160,685

Increase in cash	64,771	-	64,771

Cash, beginning of year	-	-	-

Cash, end of year	$ 64,771	$ -	$ 64,771

The accompanying notes are an integral part of the financial statements.

Primco Management Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2013

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

On August 19, 2013, the Company’s board of directors adopted a resolution approving an amendment to the Articles of Incorporation increasing the authorized shares from 2,000,000,000 par value $0.00001 to 5,000,000,000 par value $0.00001, with 10,000,000 preferred shares, par value $0.00001 and 4,990,000,000 common shares, par value $ 0.00001, to be issued from time to time in one or more series as determined by the board of directors.

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

On June 1, 2013 the board of directors entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.) a Delaware corporation, in which D & B Music, Inc. merged with and into the Company. D & B Music, Inc, has a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $242,000 due Pegasus Group, Inc. together with accrued and unpaid interest thereon of $114, 841 and the issuance of 7,000,000 of the Company’s Series A preferred stock and 20,000,000 of the Company’s common stock to the sole shareholder, David Michery, who the CEO and director of the Company.

Nature of operations

The Company is a real estate management and property development company and., through its wholly-owned subsidiaries of ESMG Inc, Top Sail Productions, LLC and D & B Music, Inc., the Company produces and distributes recorded music and intends to co-produce for distribution lower budgeted motion pictures.

In February, 2014 the Company expanded its operations to include the leasing and property management of facilities for the legal cultivation of medical cannabis,  and the acquisition and/or entering into joint ventures with third parties involving the planning, staffing, management and operation of legalized medical marijuana dispensing and cultivation.

Development stage enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 "Development Stage Entities". Since October 14, 2010 the Company had been devoting substantially all of its efforts in real estate management and property development programs as well as the production and creation of recorded music by such artists as V.I.C., Tion Phipps, Jesse Scott, Kamp Hustle , Bungle Knot Dred as well as the exploitation of the Top Sail Productions’ Casey Kasem music library and the D & B music library.

As such, through December 31, 2013, the Company had not generated significant revenues from its operations. Due to startup costs, legal and accounting, consulting, research and development and operating expenses the Company has incurred accumulated net losses of $4,246,770 from inception through December 31, 2013. All losses accumulated since October 14, 2010 have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition

Operating revenue during the year ended December 31, 2013 consists of the physical and digital sale of recorded music. Operating revenue during the year ended December 31, 2012 consists of property management fees.  Such income was recognized during the period in which the Company generated sales and/or provided services.

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

Income taxes

Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Financial Accounting Standards Board Accounting Standards Codification ASC 740, “ Income Tax,” requires the recognition of the impact of a tax position in the financial statements only if that position is more likely than not of being sustained on a tax return upon examination by the relevant taxing authority, based on the technical merits of the position.

At December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

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

NOTE 2 – GOING CONCERN

The Company is a development stage company and the management of the Company has  devoted substantially all of its efforts to locating real estate properties for development and constriction  and to the production  and/or distribution of recorded music from the music artists it has developed  and from the music catalogs that it has acquired. The Company expects operating costs to continue to exceed funds generated from operations until significant revenues are generated from its operations and from new financing sources.

The Company had only generated minimal revenues from its operations through December 31, 2013 mainly due to the unsuccessful  and disappointing  sale of  recorded music from the music artists it has under contract. As a result, the Company expects to continue to incur operating losses in the near term, and the operations in the near future are expected to continue to require working capital. The ability of the Company to continue as a going concern is in turn dependent on its ability to raise capital to meet its operating requirements.

The Company’s independent auditors, in their report on the financial statements for the years ended December 31, 2013 and 2012, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3 - ACCOUNTS RECEIVABLE AND INVENTORY

Accounts receivable represents the net amount due from WEA/Warner Music Group from the sale of Top Sale Productions’ music CDs, and ESMG’s digital music releases through December 31, 2013.

 Inventory represents the finished cost of Top Sail Productions’ music CDs (including prepaid royalties to music artists) available for resale to consumers, less a reserve for defective CDs of $3,729.

NOTE 4 – INTELLECTUAL PROPERTY RIGHTS

ESMG Inc., acquired the following intellectual property rights, which are reflected at their original cost as of December 31, 2013, less management’s  provision for loss/impairment in realizable value on costs associated with certain music artists who have digitally released their  recorded music and have generated  only  minimal  sales.

4A. Music related rights:

This represents the cost to acquire the exclusive right to produce and/or co-produce original recorded music, and subsequent production and marketing costs, for the worldwide distribution by ESMG Inc. of the following artists:

The majority of  these costs have been financed initially through promissory notes which have  been subsequently refinanced through  short-term convertible debt instruments.

Artist	Cumulative Costs Through December 31, 2013	Management's Reserve for loss	Net realizable Value
Jessie Scoot	$300,000	$ 0	$300,000
V.I.C.	151,772	151,772	0
Hurricane Chris	150,000	10,000	140,000
Tion Phipps	150,000	150,000	0
Choo Biggz	257,500	107,500	150,000
Bruce-E-Bee	32,150	0	32,150
Downtown Attraction	62,570	0	62,570
Kamp Hustle	17,710	17,710	0
Bungle Knot Dred	16,475	16,475	0
Various Hip Hop Artists	4,225	0	4,225
Total December 31, 2013	$1,142,402	$453,457	$688,945

4B. Motion picture related rights:

This represents:

(a)

ESMG’s investment of $ 275,000 to co-produce with Gorilla Pictures  and  he right to distribute worldwide the animated motion picture rights to “Bigfoot’s Big Halloween Adventures” (the sequel to “The Legend of Sasquatch’). The ESMG’s financing commitment is evidenced by a promissory note dated November 6, 2012 with Gorilla Pictures, which bears interest at the rate of 8% per annum from June 1, 2013; and

(b)

A co-production investment of $40,000 in the lower budget motion picture entitled “Halloween Hell”

NOTE 5 – PREPAID EXPENSES

Prepaid expenses represent fees and costs totaling $ 135,000 incurred with Southridge Partners II, LLC “Southridge”) in connection with the Equity Purchase Agreement entered into by the Company on September 30, 2013 whereby Southridge has undertaken to purchase up to $ 10 million of the Company’s issued common stock periodically over a 24 month period at a rate equal to 90% of the Company’s trading price during the applicable period prior to drawdown. The Company’s obligation to Southridge for their fee and legal costs is evidenced partly through a promissory note for $ 100,000 due June, 2014 and partly through a convertible note for $ 35,000 maturing August 20, 2014.  Under the terms of this Agreement, the Company is required to register an S-1 for the authority to issue registered common shares, which it plans to do so by the end of second quarter 2014..

 Management plans to use the net proceeds from this facility to make early retirement of convertible debt as well as to finance ongoing operations and new investments.  Because the transaction is not triggered until the successful registration of the S-1, the total cost of $ 135,000 has been treated as a prepaid expense and will be expensed concurrent with the S-1 filing.

NOTE  6  -  LEASE DEPOSIT

The lease deposit of $ 8,714 represents a security deposit paid to the landlord against the lease of office space at 6725 Sunset Boulevard, Suite 420, Hollywood, CA 90028, which houses ESMG;s music and motion picture operations. The office lease commenced on August 31, 2013. The offices consist of 2,592 square feet for a lease term of 66 months. As an inducement for the Company to lease the space, a 50% rent abatement of $45,100.80 was allowed by the landlord for the first 12 months’ of occupation, so that the annualized rent for the first 12 months is $ 45,100.80, plus common areas charges.  Thereafter, the rent becomes $92,897.28 in year two; $95,696.64 in year three; $98,573.76 in year four; $101,528.64 in year 5 and $52,280.64 for the final 6 months in year 6, plus an applicable increment for common area costs in all years.  As a further concession, the landlord granted a tenant improvement allowance of up to $25,920 to cover the cost of initial (move-in) construction build and certain equipment required by the Company.

In addition, the Company remitted $ 35,000 on September 6, 2013 to open an escrow deposit to acquire a parcel of approximately 3.55 acres of land located in the city of Corona, California with already approved plans, permits and tract mapping etc. to construct 60 residential townhouses to be called “Tuscany Villas”. In addition, the Company obtained a certified appraisal on the property at a cost of $3,500.  The total purchase price was subsequently reduced on December 5, 2013 to $4,100,000.   The current property owner agreed to take back a first trust deed note in the property of $2,645,000, leaving the Company to fund the balance of $1,420,000 on or before the required escrow closing and funding date of January 14, 2014.

NOTE 7 - MUSIC CATALOG

The music catalog arises from the merger of D & B Music, Inc. into the Company on June 1, 2013. D & B Music, Inc. (formerly D & B Records, Inc.) has the worldwide rights to reproduce and distribute 41 fully produced titles.

The sole shareholder of D & B Music, Inc. at the time of merger was David Michery, the Company’s CEO and President. The cost of $357,111 represents:

(a)

the assumption by the Company of a promissory note, originally dated February 1, 2009, payable in the amount of $242,000 to Pegasus Group, Inc., together with the assumption of accrued and unpaid interest thereon through June 30, 2013 of $114,841, for total consideration of $ 356,841 to acquire D & B Music, Inc.; plus

(b)

 $ 270 par value of 7,000,000 preferred shares and 20,000,000 common shares issued to David Michery for the right to access and duplicate the recording masters associated with both the D & B Music catalog and David Michery’s own music catalog, for exploitation by ESMG and distribution through WEA/Warner Music Group.

ESMG has begun to compile and rerelease albums of artists comprised in both music catalogs. Interest continues to accrue at the rate of 10% on the balance of principal due Pegasus Group, Inc.,

NOTE 8 – FIXED ASSETS: FURNITURE AND EQUIPMENT

This represents the cost ($9,412) less accumulated depreciation through December 31, 2013  ($1,527) of furniture and equipment purchased for the operating offices of ESMG and Top Sail Productions, which offices became fully operational as of August 1, 2013 (see Note 6).

NOTE 9- ACCRUED LIABILITIES

Accrued liabilities at December 31, 2013 represent the following:

Accrued interest: D & B Music, Inc. (See Note 6)	$134,805
Other accrued interest on short-term debt	40,658
Accrued management compensation due CEO and CFO	125,712
Total accrued liabilities	$301,175

Accrued liabilities at December 31, 2012 represent accrued professional fees of $10,000.

NOTE 10 – DUE TO AFFILIATED COMPANY

The amount due to affiliated company of $13,928 at December 31, 2013 represents the balance due to Michery Inc. for costs originally incurred by Michery, Inc. totaling $25,750 to acquire and initial test market music recorded by the music artist Bruce-E-Bee. Michery Inc. assigned all right and interest to this artist to ESMG Inc. on October 22, 2013, with the understanding that ESMG Inc., reimburse Michery, Inc. those costs.  Michery Inc. is owned by our CEO, David Michery.

NOTE 11 – INCOME TAXES

Through December 31, 2013, the Company incurred net operating losses for tax purposes of approximately $4.2 million.. The net operating loss carry forward for federal purposes may be used to reduce taxable income through the year 2033. The availability of the Company’s net operating loss carry forward may be subject to limitation if there is a 50% or more change in the ownership of the Company’s stock.

A reconciliation of the potential federal tax benefit computed at the statutory federal income tax rate of 34% to the provision for income taxes is as follows:

	Year ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Inception to Year Ended December 31, 2010
Net loss for period	$(4,048,486)	$(137,540)	$(48,744)	$(12,000)
Potential tax benefit at statutory rates	$(1,376,485)	$(46,764)	$(16,473)	$(4,080)
Change in valuation allowance	1,376,485	46,764	16,473	4,080
Provision for income taxes	$0	$0	$0	$0

The cumulative deferred tax asset at December 31, 2013 and 2012 was  $1,443,802 and $ 67,417 respectively.

A 100% valuation allowance has been established against the deferred tax asset as the utilization of the loss carry forward cannot be reasonably assured. Significant components of the deferred tax assets  (liability), computed at the statutory federal tax rate of 34% are as follows:

	2013	2012
Deferred tax asset	$1,443,802	$67,417
Valuation allowance	(1,443,802)	(67,417)
Net deferred tax asset	$0	$0

Although the Company is not under examination, the tax years for 2010 and forward are subject to examination by United States tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31,2013 and 2012, however there was no accrued interest or penalties related to uncertain tax positions.

NOTE 12 – RELATED PARTY TRANSACTIONS

Corporate office

The Company ‘s corporate office premise located at 1875 Century Park East, Century City, CA 90067 is provided from Alan J, Bailey, our former CFO, on a month-to-month basis at no cost to the Company.

Acquisition of Bruce-E-Bee artist recording contract

As explained in Note 10, the Company assumed the obligation to reimburse Michery, Inc (a company owned by our CEO) the sum of $25,750 in reimbursement of the actual costs incurred by Michery, Inc. to acquire and initial test market music recorded by the music artist Bruce-E-Bee.

Merger of D & B Music, Inc.

As explained in Note 7, D & B Music, Inc.(formerly D & B Records, Inc.) merged with the Company on June 1, 2013. D & B Music, Inc. has the worldwide right to reproduce and distribute 41 fully produced titles. At the time of merger, the sole owner of D & B Music, Inc. was David Michery, our CEO. As a component of the merger, David Michery received 7,000,000  preferred shares and 20,000,000 common shares of the Company.

In 2012, the Company reported the following related party transactions at that time:

-

The Company’s officer, who provided unsecured interest free advances, net of repayments, totaling $22,575 to the Company through September 30, 2012, forgave those advances upon his resignation as an officer on October 17, 2012. The advance forgiven was recorded as Additional Paid-In Capital.

-

The Company incurred $14,200 and $26,000 during the years ended December 31, 2012 and 2011, respectively, for consultation services to a firm whose officers were related to the former CEO of the Company.

-

The Company’s sole source of revenue through September 30, 2012 was a  property management agreement with New Visions Group , a company owned by a former CEO and  director of the Company. Revenue recognized by the Company from this agreement during the years ended December 31, 2012 and 2011 amounted to $2,600 and $2,200, respectively.

NOTE 13 – SHORT TERM DEBT

Short-term debt at December 31, 2013 represents the following:

Balance of Promissory Note due GGAG, Inc.	200,000
Balance of Promissory Note due Pegasus Group, Inc.	228,000
Promissory Note due Southridge Partners II, LLC	100,000
Balance of Promissory Note due Gorilla Pictures	265,000
Total Notes Due	$793,000

NOTE 11 - SHORT-TERM CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

Short –term convertible debt at December 31, 2013 represents the following:

Convertible Debt Due:	Original Principal	Reduction through conversion to stock	Balance at December 31, 2013	Unamortized Discount
Asher Enterprises, Inc.	$220,500	$(95,500)	$125,000	$0
Magna Group, Inc./ Hanoever Holdings	222,500	(177,500)	45,000	(34,619)
Redwood Management, LLC	200,000	(200,000)	0	0
Redwood Fund II, LLC	150,000	(30,336)	119,664	(24,401)
WHC Capital, LLC	800,000	(300,000)	500,000	(47,107)
Fourth Street Fund LP	50,000	0	50,000	0
Southridge Partners II, LLC	35,000	0	35,000	(22,336)
Total	$1,678,000	$(802,336)	$874,664	$(128,463)

Nature of Derivative Liability

From time-to-time, the Company enters into convertible note agreements whereby the conversion feature is required to be bifurcated out as a derivative liability.  Upon conversion of all or a portion of the convertible note, the derivative liability associated with the principal and interest converted is valued immediately before conversion using the Black-Scholes model. The change in fair value of the derivative liability associated with the principal and interest converted was recorded as a gain/loss on fair value of derivative liability in the accompanying statement of operations, with the remaining value of that portion of the derivative liability written off with a corresponding credit to additional paid-in capital.

The derivative liability at December 31, 2013 related to the following convertible notes, which had reached their 6 month convertible dates, but which had not yet been converted to the Company’s  stock

Derivative liability
Magna Group, Inc.	$45,166
Redwood Fund II, LLC	145,773
Southridge Partners II, LLC	25,998
WHC Capital, LLC	70,134
$287,071

The following is the range of variables used in revaluing the derivative liabilities at December 31, 2013 and during the year then ended for derivatives that were revalued upon conversion of principle balances: .

Annual dividend yield	0
Expected life (years) of	0.08 - 1.43
Risk-free interest rate	0.02 - 0.17%
Expected volatility	170.8 - 400.9%

NOTE 12 – SUBSEQUENT EVENTS

On February 12, 2014 the Company announced a significant change to its business model and the future direction of its real estate operations. Such changes subsequently included the following:

 - The plan to acquire properties, which it will lease to licensed retailers and manufacturers of medical marijuana, initially in the greater Los Angeles area with subsequent plans to extend its operations to Western States where medical marijuana is permitted by state law. The leased facilities will meet all zoning and licensing requirements for the ongoing, legal dispensing of medical cannabis. Primco will not engage in the cultivation or sale of medical cannabis or any of its byproducts.

- The signing of  a conditional lease for the launch of its first medical cannabis cultivation center. Plans call to subdivide the property into up to 6 separate nurseries to be sublet to fully licensed dispensaries in Los Angeles.

 - A  Joint Venture agreement with CanMed Ventures, a British Columbia company, to build and operate a 30,000 square foot cultivation facility for the production of medical marijuana, whereby the Company will own 100% of the building, land and equipment and has granted CanMED a 10-year management contract for the operation of the Joint Venture.

- An  agreement to acquire Seattle based Suzie Q's,  a medical marijuana collective fully licensed by the City of Seattle. The Agreement calls for the purchase of 100% of the assets of the Co-Op as well as the purchase and transfer of a Tier I Production License granted by the Washington State Liquor Board.

-  The construction of a facility on Suzie Q's as its first medical-marijuana collective. Once completed, the new upgraded and fully compliant facility will pave the way for the issuance of the Producer/Processor License.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

On February 7, 2013, our Board of Directors adopted an Audit Committee Charter, Code of Ethics, Insider Trading Policy and a Memorandum of Financial and Internal Control Policies and Procedures. The Audit Committee, which was established effective that date, consisted of David Michery and Alan J. Bailey (Chair – through date of resignation on February 14, 2014 ).

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting- Guidance for Smaller Public Companies.

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2013, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

 Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2013. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AGE

POSITIONS HELD

PERIOD HELD

David Michery

47

President, CEO, Director

February 7, 2013 to Present

Alan J. Bailey

 66

CFO, Secretary, Director

 February 7, 2013 to February 14, 2014

Steven John Corso

50

CFO

February 18, 2014 to Present

Business Experience of Officers and Directors

Mr. David Michery, President, Chief Executive Officer and Director (February 7, 2013 to present)

Mr. Michery is a highly experienced music executive with over 25 years of industry success. He has served in the capacity of divisional CEO and director for several publicly traded companies and has served in an executive capacity for a number of top music industry labels, such as A&R for MCA Records (1990-1993), Head of Urban Music for All American Communication, D.B.A. Scotti Bros./BMG and Zoo/BMG (1993- 1997) and founder of Breakaway Entertainment (1997-1999). In addition, he served as President of Death Row Records (1999-2001), where he worked on releasing records of hip hop superstars. He has produced and/or owned eighteen gold and platinum albums,

Alan J. Bailey , Chief Financial Officer, Secretary and Director (February 7, 2013 to February 14 , 2014)

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

Steven John Corso  , Chief Financial Officer ( February 18, 2014 to Present)

Mr. Corso has been working as a self-employed SEC consultant, attorney, and accountant/ auditor since January of 2000.  He received a JD from George Washington University in 1989.  He received an MBA in accounting taxation from New York University in 1985, and received a BA in economics and finance from Cornell University in 1984.

Non-Qualified and Incentive Stock Option Plans

The Company does not currently have any stock option plans.

Section 16(a). Beneficial Ownership Reporting Compliance

To the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2013.

Code of Ethics Policy

We adopted a Code of Ethics policy effective February 7, 2013 that applies to our principal executive officer, principal financial officer and persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors, and we have no nominating committee for this purpose. We first established an audit committee on February 7, 2013 and we had an audit committee financial expert with the appointment of Alan J. Bailey on February 7, 2013 until February 14, 2014  as our CFO, Secretary and Director. Subsequent to Mr. Bailey’s resignation we continue to have an audit financial export on board with the appointment of Steven John Corso as CFO on February 18, 2014. We believe that our business affairs are simple, any such committees are excessive and beyond the scope of our current business and needs.

Family Relationships

None

Change-In-Control Arrangements

There are currently no written and executed employment agreements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of any of our directors, officers or consultants. There are no arrangements for our directors, officers, employees or consultants that would result from a change-in-control.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2014, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Number and Class of Shares	Precentage of Class Owned (1)	Percentage of Outstanding Voting Shares
David Michery	135,880,000 common	2.81%	1.15%
6725 West Sunset Blvd	7,000,000 preferred	100.00%	59.14%
Suite 420
Hollywood, CA 90028

Steven John Corso	0 common	0%	0%
6725 West Sunset Blvd
Suite 420
Hollywood, CA 90028

Directors/ Officers as a group:	135,880,000 common	2.81%	1.15%
Two (2) persons	7,000,000 preferred	100.00%	59.14%

(1)

Based on 4,835,821,341 issued and outstanding common shares and 7,000,000 issued and outstanding preferred shares as of April 15, 2014.

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s board of directors consists of David Michery (and Alan J. Bailey until February 14, 2014).  Neither Mr. Michery nor Mr. Bailey are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Acquisition of Bruce-E-Bee artist recording contract

As explained in Note 10, the Company assumed the obligation to reimburse Michery, Inc (a company owned by our CEO) the sum of $25,750 in reimbursement of the actual costs incurred by Michery, Inc. to acquire and initial test market music recorded by the music artist Bruce-E-Bee.

Merger of D & B Music, Inc.

As explained in Note 7, D & B Music, Inc.(formerly D & B Records, Inc.) merged with the Company on June 1, 2013. D & B Music, Inc. has the worldwide right to reproduce and distribute 41 fully produced titles. At the time of merger, the sole owner of D & B Music, Inc. was David Michery, our CEO. As a component of the merger , David Michery received 7,000,000  preferred shares and 20,000,000 common shares of the Company.

In 2012, the Company reported the following related party transactions at that time:

-

The Company’s officer, who provided unsecured interest free advances, net of repayments, totaling $ 22,575 to the Company through September 30, 2012, forgave those advances upon his resignation as an officer on October 17, 2012. The advance forgiven was recorded as Additional Paid-In Capital.

-

The Company incurred $ 14,200 and $26,000 during the years ended December 31, 2012 and 2011, respectively, for consultation services to a firm whose officers were related to the former CEO of the Company.

-

The Company’s  sole source of revenue through  September 30, 2012 was a  property management agreement with New Visions Group , a company owned by a former CEO and  director of the Company. Revenue recognized by the Company from this agreement during the years ended December 31, 2012 and 2011 amounted to $2,600 and $2,200, respectively.

Acquisition, through merger, of D & B Music, Inc.

On June 1, 2013 the board of directors entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.) a Delaware corporation, in which D & B Music, Inc. merged with and into the Company. D & B Music, Inc, has a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $242,000 due Pegasus Group, Inc. together with accrued and unpaid interest thereon of $114, 841 and the issuance of 7,000,000 of the Company’s Series A preferred stock and 20,000,000 of the Company’s common stock to the sole shareholder of D & B Music, Inc. , David Michery, who is also CEO  and director of the Company,

Acquisition of Bruce-E-Bee artist recording contract

In consideration for the acquisition by the Company of the exclusive recording agreement with Bruce –E- Bee, the Company assumed the obligation to reimburse Michery, Inc (a company wholly-owned by David Michery our,  CEO and director ) the sum of $25,750 in reimbursement of the actual costs incurred by Michery, Inc. to acquire and initial test market music recorded by the music artist Bruce-E-Bee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. In 2013 we incurred audit fees totaling $ 6,041 being  $ 2,500 from Patrick Rodgers FCA relating to the 10Q’s in 2013  and $3,541 from  Gumbiner Savett Inc. relating to the 2012 fiscal year audit paid in 2013.  By comparison , we incurred audit fees of  $ 14,000 with Gumbiner Savett Inc for the 2012 fiscal year. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

All Other Fees. We did not incur any non-audit related fees from  Patrick Rodgers  or Gumbiner Savett Inc . during the fiscal years ended 2012 and 2011. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.

All of the services described above for fiscal years 2013 and 2012 were approved by the Board of Directors pursuant to its policies and procedures. On March 6, 2014 we appointed Terry L. Johnson  as the Company’s auditor  to replace Patrick Rogers.  We intend to continue using Terry L Johnson  solely for audit and audit-related services, tax consultation, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Consolidated Balance Sheets, December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

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

Primco Management Inc.

/s/ David Michery

By: David Michery

Principal Executive Officer

Date:  April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David Michery	CEO/ Director	April 15, 2014

/s/Steven John Corso	CFO	April 15, 2014