Form 10-Q
period 2014-03-31
Primco Management Inc.
filed 2014-05-20
CIK 1516522

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

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

(323) 450-2780

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 20, 2014:  Common Stock  - 4,979,119,725

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Primco Management Inc.

(A Development Stage Company)

Consolidated Balance Sheets

 (Unaudited)

		(Restated)
	(Unaudited)	(Audited)
	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$ 122,834	$ 64,771
Accounts receivable, net	27,765	26,026
Inventory, net	70,528	70,528
Advances to related party	33,306	-
Intellectual property rights: Music, net of impairment	-	-
Intellectual property rights: Motion Picture	-	-
Prepaids	-	20,000
Total Current Assets	254,433	181,325

Property and equipment, net	7,157	7,885

Other Assets:
Music catalog	-	0
Lease deposit	8,714	8,714
Total Other Assets	8,714	8,714
Total Assets	$ 270,304	$ 197,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 97,979	$ 97,979
Accrued liabilities	339,929	301,175
Due to related party	-	13,928
Short-term notes payable	630,485	713,000
Short-term convertible notes payable, net of discounts	801,017	711,201
Derivative liability	327,196	287,071
Total Current Liabilities	2,196,606	2,124,354
Total Liabilities	2,196,606	2,124,354

Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized,
7,000,000 shares issued and outstanding, respectively	70	70
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized
4,979,119,725 and 1,873,002,181 shares issued and outstanding, respectively	49,791	18,730
Stock subscription payable	194,375	-
Additional paid in capital	1,942,818	1,746,083
Accumulated deficit during development stage	(4,113,356)	(3,691,313)
Total Stockholders' Equity (Deficit)	(1,926,302)	(1,926,430)

Total Liabilities and Stockholders' Equity	$ 270,304	$ 197,924

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

			(Restated)
			From inception
			(October 14,
	For the Three Months Ended		2010) through
	March 31,		March 31,
	2014	2013	2014

Revenues	$ 12,000	$ -	$ 84,116
Costs of services	272	-	44,395

Gross Margin	11,728	-	39,721

Operating Expenses:
Consulting	65,651	-	203,151
General and administrative	75,897	25,793	460,230
Management salaries	60,000	50,712	434,212
Professional fees	35,870	6,250	79,730
Total Operating Expenses	237,418	82,755	1,177,323

Loss from Operations	(225,690)	(82,755)	(1,137,602)

Other Expenses:
Interest expense	13,556	-	901,842
Interest expense - derivative	182,797	-	2,073,912
Total Other Expense	196,353	-	2,975,754

Net Loss Before Income Taxes	(422,043)	(82,755)	(4,113,356)

Provision for Income Taxes	-	-	-

Net Loss	$ (422,043)	$ (82,755)	$ (4,113,356)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - Basic and Diluted	3,247,899,405	184,912,000

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

 (Unaudited)

			(Restated)
			From inception
			(October 14,
	For the Three Months Ended		2010) through
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$ (422,043)	$ (82,755)	$(4,113,356)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	-	-	5,000
Depreciation and amortization	728	-	2,255
Interest expense- derivative	40,125	-	327,196
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(1,739)	-	(27,765)
Increase in inventory	-	-	(70,528)
Increase in prepaid expenses	-	-	(28,714)
Increase in advances to related party	19,378	-	33,306
Increase in accounts payable	-	27,100	97,979
Increase in accrued liabilities	38,754	55,712	339,929
Net Cash Proceeds (Used) in Operating Activities	(324,797)	57	(3,434,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-	(9,412)
Net Cash Used In Investing Activities	-	-	(9,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	70,000	-	829,000
Proceeds from sale of stock	214,375	-	214,375
Additional paid in capital	98,485	-	2,523,569
Net Cash Provided by Financing Activities	382,860	-	3,566,944

Net (Decrease) Increase in Cash	58,063	57	122,834

Cash at Beginning of Period	64,771	91	-

Cash at End of Period	$ 122,834	$ 148	$ 122,834

Continued on next page

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

 (Unaudited)

Continued from previous page

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$ -	$ -	$ -
Franchise and Income Taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of short term note payable to purchase intellectual property
rights: Music	$ -	$ -	$ 1,442,402
Issuance of short term note payable to purchase intellectual property
rights: Motion Picture	$ -	$ -	$ 315,000
Issuance of short term note payable by Southridge for S-1 legal fees	$ 20,000	$ -	$ 20,000

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

March 31, 2014 and December 31, 2013

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of operations

The Company was incorporated on October 14, 2010 under the laws of the state of Delaware. The Company is a real estate management and property development company and., through its wholly-owned subsidiaries of ESMG Inc., Top Sail Productions, LLC and D & B Music, Inc., the Company produces and distributes recorded music and intends to co-produce for distribution lower budgeted motion pictures.

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

On June 1, 2013 the board of directors entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.) a Delaware corporation, in which D & B Music, Inc. merged with and into the Company. D & B Music, Inc., has a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $242,000 due Pegasus Group, Inc. together with accrued and unpaid interest thereon of $114, 841 and the issuance of 7,000,000 of the Company’s Series A preferred stock and 20,000,000 of the Company’s common stock to the sole shareholder, David Michery, who is the CEO and director of the Company.

Organization

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

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying unaudited quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period.  These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on April 15, 2014 (the “2013 Annual Report”).

Restated Balance Sheet

The balance sheet for December 31, 2013 has been restated for changes that were inadvertently left out of the Company’s Annual Report Form 10K that was file with the SEC on April 15, 2014.  The Annual Report Form 10K is in the process of being amended.

Development stage enterprise

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that directly affect the results of reported assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Revenue recognition

Operating revenue during the three months ended March 31, 2014 and for the year ended December 31, 2013 consists of the physical and digital sale of recorded music. Operating revenue during the year ended December 31, 2012 consists of property management fees.  Such income was recognized during the period in which the Company generated sales and /or provided services.

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

At March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of March 31, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The Company had only generated minimal revenues from its operations through March 31, 2014 mainly due to the unsuccessful and disappointing sale of recorded music from the music artists it has under contract. As a result, the Company expects to continue to incur operating losses in the near term, and the operations in the near future are expected to continue to require working capital. The ability of the Company to continue as a going concern is in turn dependent on its ability to raise capital to meet its operating requirements.

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

NOTE 3 - ACCOUNTS RECEIVABLE AND INVENTORY

Accounts receivable represents the net amount due from WEA/Warner Music Group from the sale of Top Sale Productions’ music CDs, and ESMG’s digital music releases through March 31, 2014.  Inventory represents the finished cost of Top Sail Productions’ music CDs (including prepaid royalties to music artists) available for resale to consumers, less a reserve for defective CDs of $3,729 as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013 the Company had an accounts receivable, net balance of $27,765 and $26,026.

NOTE 4 – ACQUISITION OF ESMG, INC.

On January 31, 2013, the Company executed a stock purchase agreement with ESMG, Inc. whereby the Company’s majority stockholder sold 155,200,000 shares of common stock (approx. 86.52% of the issued and outstanding) in exchange for all of the issued and outstanding stock of ESMG, Inc.  On the date of the stock purchase agreement, ESMG, Inc. had an asset balance of $1,050,750 which consisted entirely of intangible assets related to music and picture rights and a liabilities balance of $1,050,750 which was made up of $1,025,000 in current notes payable and $25,750 in accounts payable.

Intellectual Property - Music

Through the acquisition of ESMG, Inc., the Company acquired the intangible assets of ESMG, Inc. which included the intellectual property rights  to produce and/or co-produce original recorded music, and subsequent production and marketing costs, for the worldwide distribution of the following artists:

Artist

Jesse Scott

V.I.C.

Hurricane Chris

Tion Phipps

Choo Biggz

Bruce-E-Bee

Downtown Attraction

Kamp Hustle

Bungle Knot Dred

Other various Hip Hop catalog artists

Intellectual Property - Picture

Through the acquisition of ESMG, Inc., the Company acquired the motion picture rights to co-produce with Gorilla Pictures  the right to distribute worldwide the animated motion picture  “Bigfoot’s Big Halloween Adventures” (the sequel to “The Legend of Sasquatch’). Management did not record an intellectual property asset with regards to the acquisition of ESMG, Inc. due to the lack of evidence to support a current valuation of the music and picture rights. The Company did not have an independent valuation of the intangible assets acquired.  Management has reclassified the intangible assets upon acquisition to additional paid in capital due to the uncertain nature of future returns from the intellectual property assets. To date, the Company has generated minimal revenues from the music property rights.

NOTE 5 – PREPAID EXPENSES

In early May of 2014, the Company began to proceed to terminate the Equity Purchase Agreement with Southridge Partners II, LLC (Southridge”) on September 30, 2013. As previously disclosed in the Form 10-K financials and footnotes, the Company recorded a prepaid expense in the amount of $135,000 for fees incurred with Southridge Partners II, LLC in connection with the Equity Purchase Agreement entered into by the Company whereby Southridge has undertaken to purchase up to $ 10 million of the Company’s issued common stock over a 24 month period at a rate equal to 90% of the Company’s trading price during the applicable period prior to drawdown. The Company’s obligation to Southridge for their fee and legal costs was evidenced partly through a promissory note for $100,000 due June, 2014 and partly through a convertible note for $35,000 maturing August 20, 2014.  Under the terms of this Agreement, the Company is required to register an S-1 for the authority to issue registered common shares, which it plans to do so by the end of second quarter 2014.

As of the date of this filing, Southridge Partners II, LLC only advanced $20,000 to lawyers pursuant to this agreement. Furthermore, the Company is in the process of terminating the Equity Purchase Agreement with Southridge. The Company has restated its financial statements as of December 31, 2013 to write off $115,000 of prepaid expenses against $35,000 in convertible notes payable and $80,000 in promissory notes payable to Southridge Partners II, LLC.

NOTE  6 - MUSIC CATALOG

The music catalog arises from the merger of D & B Music, Inc. into the Company on June 1, 2013. D & B Music, Inc. (formerly D & B Records, Inc.) has the worldwide rights to reproduce and distribute 41 fully produced titles.

The sole shareholder of D & B Music, Inc at the time of merger was David Michery, the Company’s CEO and President. The Company did not record an intangible asset on this acquisition because the transaction was consumed between related parties. The Company did not have an independent valuation of the assets acquired. The cost to acquire D & B Music, Inc. was the assumption of $357,111 in liabilities as well as the par value of stock issued as noted in part (b) below.

(a)

the assumption by the Company of a promissory note, originally dated February 1, 2009, payable in the amount of $242,000 to Pegasus Group, Inc., together with the assumption of accrued and unpaid interest thereon through June 30, 2013 of $114,841, for total consideration of $ 356,841 to acquire D & B Music, Inc.; plus

(b)

$ 270 par value of 7,000,000 preferred shares and 20,000,000 common shares issued to David Michery for the right to access and duplicate the recording masters associated with both the D & B Music catalog and David Michery’s own music catalog , for exploitation by ESMG and distribution  through WEA/Warner Music Group.

ESMG has begun to compile and re-release albums of artists comprised in both music catalogs. Interest continues to accrue at the rate of 10% on the balance of principal due to Pegasus Group, Inc.,

NOTE 7 – FIXED ASSETS: PROPERTY & EQUIPMENT

Property and equipment consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Property and equipment, net	$9,412	$9,412
Less: accumulated depreciation	2,255	1,527
Property and equipment, net	$7,157	$7,885

Depreciation expense for the three months ended March 31, 2014 was $728.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities at March 31, 2014 and December 31, 2013 represent the following:

	March 31, 2013	December 31, 2013
Accrued interest: D & B Music, Inc. (See Note 6)	$ 142,817	$ 134,805
Other accrued interest on short-term debt	61,318	40,658
Accrued management compensation due CEO and CFO	135,794	125,712
Total accrued liabilities	$ 339,929	$ 301,175

NOTE 9 – DUE TO/FROM RELATED PARTY

From time to time, the Company will advance money to and from an affiliated company at zero interest, payable on demand.  The amount due to an affiliated company of $13,928 at December 31, 2013 represents the balance due to Michery Inc. for costs originally incurred by Michery, Inc. totaling $ 25,750 to acquire and initial test market music recorded by the music artist Bruce-E-Bee. Michery Inc. assigned all right and interest of this artist to ESMG Inc. on October 22, 2013, with the understanding that ESMG Inc., will reimburse Michery, Inc. the noted costs.  Michery Inc. is owned by our CEO, David Michery.

NOTE 10 – COMMITMENTS & CONTINGENCIES

The Company remitted $35,000  on September 6, 2013 to open an escrow deposit to acquire a parcel of approximately 3.55 acres of land located in the city of Corona, California with already approved plans, permits and tract mapping etc. to construct 60 residential townhouses to be called “Tuscany Villas”. In addition, the Company obtained a certified appraisal on the property at a cost of $ 3,500. The total purchase price was subsequently reduced on December 5, 2013 to $4,100,000.   The current property owner agreed to take back a first trust deed note in the property of $ 2,645,000, leaving the Company to fund the balance of $1,420,000 on or before the required escrow closing and funding date of January 14, 2014.  The Company was unable to secure the required funding by the close of escrow and have forfeited the $35,000 deposit. The Company plans to pursue this project and is still in negotiations with the land owner.

Joint Venture Agreement with CanMed Ventures, Inc.

On February 23, 2014, the Company entered into a Joint Venture Agreement with CanMed Ventures, Inc., a British Columbia company, to build and operate a 30,000 square foot cultivation facility for the production of medical marijuana, whereby the Company will own 100% of the building, land and equipment and has granted CanMED a 10-year management contract for the operation of the Joint Venture.

Legal Status of Marijuana Industry in Canada

Recently, there was a Federal Court action which was commenced by 2 licensed medical marijuana patients. They won an injunction to block the new regulations from ending their right to grow marijuana or to have a designated grower. Health Canada is preparing an appeal of the injunction to have it set aside. Or the issue will go to trial within an estimated 4 to 5 months. This led to a temporary halt on growers like our proposed deal with Health Canada, The injunction did not prevent the introduction of the new regulations on April 1st. Now there are 12 to 14 “Licensed Producers” (LP) in Canada supplying medical marijuana to the market. There are some 350 LP applications being processed by Health Canada at this time. So for now we have in Canada both the old regulations and the new regulations in effect.

Legal experts have speculated that there is a 90% likelihood of the injunction being overturned. The problem with the old regulations is that people are allowed to grow in their homes or hire someone to grow in their homes without adequate fire and security measures. Most “growers” are also sources for the illegal market. So the legal right issue is more about affordability than about the right to grow and Health Canada has the legal authority to regulate this market.

All current LP are impacted by the injunction. Instead of having a 40,000 customer pool to themselves, they must compete against the “old” system until the court decision is made. These circumstances give our Joint Venture the opportunity to capture market share that would have gone elsewhere but for the injunction. In addition, these circumstances require a re-evaluation of market strategy and tactics as follows:

•

Configure CanMED’s operations to grow and sell marijuana under both the old and the new regulations with a strong focus upon customer acquisition.

•

Look to acquire suitable land and prepare to file Health Canada license application or make agreement with company that has already filed and is well advanced in the process.

•

Make agreements with existing growers who operate under the old regulations to acquire their customers. This would bring revenues within 60 to 90 days.

As of March 31, 2014, the Company has not made any payments or advanced any assets pursuant to the joint venture agreement with CanMEd.

Asset purchase agreement with Susie Q and Puget Power Co LLC

On March 7, 2014, the Company entered into an Asset Purchase Agreement with Jessica Vance, the owner of Suzie Q’s NPO and Puget Power CO LLC, which is located at 12710 Aurora Ave N, Seattle WA 98133. The acquired business consists of permits and licenses issued by the City of Seattle for the cultivation and sale of medical cannabis to patients, as well as the lease on the facility, and all the necessary equipment and furniture.

Under the Asset Purchase Agreement, the Company will be purchasing, free and clear of all liabilities, all rights, permits, licenses, applications, records, leases, equipment, and any other assets related to the acquired business. The sale has yet to be completed. The Agreement calls for the purchase of 100% of the assets of the Co-Op as well as the purchase and transfer of a Tier I Production License granted by the Washington State Liquor Board.

The consideration proposed is for the Company to pay Ms. Vance a total cash payment of $250,000 and 25,000,000 common shares.

Consulting agreement

On March 7, 2014, the Company entered into a consulting agreement with Jessica Vance whereby the Company will compensate Ms. Vance a $3,000 a month.

Office lease

The Company entered into a lease agreement on July 1, 2013 which commenced on August 31, 2013. The Company paid a lease deposit of $8,714 represents a security deposit paid to the landlord against the lease of office space at 6725 Sunset Boulevard, Suite 420, Hollywood, CA 90028, which houses ESMG’s music and motion picture operations. The offices consist of 2,592 square feet for a lease term of 66 months. As an inducement for the Company to lease the space, a 50% rent abatement of $ 45,100.80 was allowed by the landlord for the first 12 months’ of occupation, so that the annualized rent for the first 12 months is $ 45,100.80, plus common areas charges.  Thereafter, the rent becomes $92,897.28 in year two; $ 95,696.64 in year three; $ 98,573.76 in year four; $101,528.64 in year 5 and $ 52,280.64 for the final 6 months in year 6, plus an applicable increment for common area costs in all years.  As a further concession, the landlord granted a tenant improvement allowance of up to $25,920 to cover the cost of initial (move-in) construction build and certain equipment required by the Company.

Minimum future rental payments under the agreement are as follows:

2014 - $61,033

2015 - $93,830

2016 - $96,655

Conditional Leases in the Los Angeles area

The Company signed a conditional lease for the launch of its first medical cannabis cultivation center. Plans call to subdivide the property into up to 6 separate nurseries to be sublet to fully licensed dispensaries in Los Angeles. Primco has decided to pull back on its MJ plans for the Los Angeles market. Legislation continues to change on a daily basis and Primco is unclear until California has ratified its position one way or another. Primco currently maintains leases in the unincorporated parts of Los Angeles and will not move forward with its LA MJ plan until local and federal law permit. Furthermore Primco has decided to focus all its efforts in the State of Washington and in Canada.

NOTE 11 – RELATED PARTY TRANSACTIONS

Due to/from related party

From time to time, the Company will advance money to and from an affiliated company at zero interest, payable on demand.  The affiliated Company shares the same chief executive officer, David Michery. As of March 31, 2014 the Company has an advances to related party balance of $33,306.  At December 31, 2013 the company had a due to related party balance with respect to the affiliated company in the amount of $13,928.

Merger of D & B Music, Inc.

As explained in Note 7, D & B Music, Inc. (formerly D & B Records, Inc.) merged with the Company on June 1, 2013. D & B Music, Inc. has the worldwide right to reproduce and distribute 41 fully produced titles. At the time of merger, the sole owner of D & B Music, Inc. was David Michery, our CEO. As a component of the merger, David Michery received 7,000,000 preferred shares and 20,000,000 common shares of the Company.

NOTE 12 – SHORT TERM DEBT

On November 25, 2013, Magna Funds, LLC entered into a debt purchase agreement with GAGG, Inc. for the purchase and assignment of $50,000 in principle of that certain promissory note to GAGG, Inc. in the original amount of $250,000 dated May 21, 2013. On the same date, the Company then entered into a convertible debenture with Magna Funds, LLC for that $50,000 of debt assigned. As of March 31, 2013, Magna Funds, LLC converted $50,000 of principle into 909,545,456 unrestricted common shares of the Company.

On December 30, 2013, Magna Funds, LLC entered into a debt purchase agreement with GAGG, Inc. for the purchase and assignment of $50,000 in principle of that certain promissory note to GAGG, Inc. in the original amount of $250,000 dated May 21, 2013. On the same date, the Company then entered into a convertible debenture with Magna Funds, LLC for that $50,000 of debt assigned. As of March 31, 2013, Magna Funds, LLC converted $14,450 of principle into 87,578,384 unrestricted common shares of the Company.

On January 13, 2014, Sherry Harden entered into a debt purchase agreement with Pegasus Capital, Inc. for a $5,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $5,000 portion of debt assigned to Mrs. Harden through the debt purchase agreement. As of March 31, 2013, Mrs. Harden converted $5,000 of principle into 100,000,000 unrestricted common shares of the Company.

On January 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $5,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $5,000 portion of debt assigned to SFH Captial, LLC. As of March 31, 2013, SFH Capital, LLC converted $5,000 of principle into 100,000,000 unrestricted common shares of the Company.

On February 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $22,515 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $22,515 portion of debt assigned to SFH Captial, LLC. As of March 31, 2013, SFH Capital, LLC converted $22,515 of principle into 125,000,000 unrestricted common shares of the Company.

Short-term debt at March 31, 2014 and December 31, 2013 represents the following:

	March 31, 2014	December 31, 2013
Balance of Promissory Note due GGAG, Inc.	$150,000	$200,000
Balance of Promissory Note due Pegasus Group, Inc.	195,485	228,000
Promissory Note due Southridge Partners II, LLC	20,000	100,000
Balance of Promissory Note due Gorilla Pictures	265,000	265,000
Total Notes Due	$630,485	$793,000

NOTE 13 - SHORT-TERM CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

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

Convertible Notes – Asher Enterprises

On April 4, May 14, July 10, August 28, and October 14, 2013, the Company issued convertible notes of $32,500, $63,000, $55,000, $32,500, and 32,500 to Asher Enterprises, Inc. Under the terms of the notes, the Company is to repay any principal balance and interest, at 8% per annum at the maturity dates ranging from December 11, 2013 to July 21, 2014. Of the principal amounts, $2,500 to $3,000 was withheld for legal expenses from each note resulting in an on-issuance discount of the notes that will be amortized over the life of the note.  The Company may prepay the convertible promissory notes prior to maturity at varying prepayment penalty rates specified under the agreements. The convertible promissory notes are convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 51 - 58% (42 - 49% discount) by the average of the lowest three closing bid prices during the 10 days prior to the conversion date. Since the conversion features are only convertible after six months, there is no derivative liability upon issuance. However, the Company accounts for the derivative liability upon the passage of time or in the event of default whereby the notes become convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

During the quarter ended December 31, 2013, the notes dated April 4 and May 14, 2013 became convertible into common stock the above motioned conversion rates.  The Company recognized initial derivative liability in aggregate of approximately $102,200 which resulted in a full discount of the convertible notes and an additional day one charge of $12,288 for the excess value of the derivative liability over the convertible notes. Both of the notes, including approximately $3,800 of accrued interest thereon were converted in full during the quarter ended December 31, 2013, for 283,429,725 shares of common.  Upon conversion, the discounted notes were accreted up to face value. In the three months ended March 31, 2014, Asher converted $25,300 of principle convertible debt into 466,600,000 shares of common stock.

Convertible Notes – Magna Group, LLC

On November 25, 2013, pursuant to a debt purchase agreement, described in 12, the Company issued a convertible note of $50,000 to Magana Group, LLC. Under the terms of the note, the Company was to repay any principal balance and interest, at 12% per annum at the maturity date of August 25, 2014.  The Company could prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note was convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price was calculated by multiplying 55% (45% discount) by the lowest trading price in the three (3) trading days prior to the conversion date.  The conversion feature was considered a derivative liability as the conversion feature was variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated a derivative liability using the Black-Scholes option pricing model with the following assumptions: volatility of 190.7%, expected life of 1.67 years, risk free interest rate of 0.12% and no dividends. As of March 31, 2013, Magna Funds, LLC converted $50,000 of principle pertaining to this note into 909,545,456 unrestricted common shares of the Company.

On December 30, 2013, pursuant to a debt purchase agreement, described in 12, the Company issued a convertible note of $50,000 to Magana Group, LLC. Under the terms of the note, the Company was to repay any principal balance and interest, at 12% per annum at the maturity date of September 30, 2014.  The Company could prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note was convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price was calculated by multiplying 55% (45% discount) by the lowest trading price in the three (3) trading days prior to the conversion date.  The conversion feature was considered a derivative liability as the conversion feature was variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated a derivative liability using the Black-Scholes option pricing model with the following assumptions: volatility of 190.7%, expected life of 1.67 years, risk free interest rate of 0.12% and no dividends. As of March 31, 2013, Magna Funds, LLC converted $14,450 of principle into 87,578,384 unrestricted common shares of the Company.

Convertible Notes – Redwood Management LLC

On April 29, 2013, the Company issued a convertible note of $200,000 to Redwood Management LLC. Under the terms of the note, the Company was to repay any principal balance and interest, at 8% per annum at the maturity date of April 29, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note was convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 55% (45% discount) by the lowest closing day trading price during the eight (8) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $1,417,303 using the Black-Scholes option pricing model with the following assumptions: volatility of 208.6%, expected life of 1.0 year, risk free interest rate of 0.12% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $1,217,303 which is included in the accompanying statement of operations. The discount is being amortized over the life of the note.

During the year ended December 31, 2013, the holder of the convertible note converted $200,000 of principal into 151,801,600 shares of common stock. In aggregate, derivative liability of $552,854 associated with the converted principal was credited to additional paid-in capital at the time of conversion. As of December 31, 2013, there was no remaining derivative liability associated with this note as all outstanding balances were fully converted.    The company recorded a gain on the change in fair value of the derivative liability of $864,449 during the yeare ended December 31, 2013.  During the year ended December 31, 2013, amortization of debt discount was $200,000. As of December 31, 2013 there was no remaining unamortized discount. The Company used the below range of inputs to the Black-Scholes pricing model for each valuation and the quarter end valuation related to the derivative liability.

Convertible Note – Redwood Fund II, LLC

On April 29, 2013, the Company issued a convertible note of $100,000 to Redwood Fund II, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at maturity date of January 29, 2014. During the three months ended September 30, 2013, an additional $$50,000 was received and added to the note with the same terms and conditions for an aggregate note balance of $150,000.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock after six months. The conversion price is calculated by multiplying 55% (45% discount) by the lowest traded price during the eight (8) days prior to the conversion date. Since the conversion feature is only convertible after six months, there is no derivative liability upon issuance. However, the Company accounts for the derivative liability upon the passage of time or in the event of default whereby the note becomes convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

During the quarter ended December 31, 2013, the $150,000 note became convertible. The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $79,935 using the Black-Scholes option pricing model with the following assumptions: volatility of 170.8%, expected life of 0.26 year, risk free interest rate of 0.02% and no dividends.  The discount is being amortized over the life of the note.

During the year ended December 31, 2013, the holder of the convertible note converted $30,336 of principal into 195,653,333 shares of common stock. In aggregate, derivative liability of $38,064 associated with the converted principal was credited to additional paid-in capital at the time of conversion. As of December 31, 2013, derivative liability associated with this note of $145,773 remained outstanding.  The company recorded a loss on the change in fair value of the derivative liability of $103,902 during the year ended December 31, 2013.  During the year ended December 31, 2013, amortization of debt discount was $55,534. As of December 31, 2013 there is $24,401 of unamortized discount. The Company used the below range of inputs to the Black-Scholes pricing model for each valuation and the quarter end valuation related to the derivative liability.

In the three months ended March 31, 2014, Redwood Fund II, LLC converted $35,726 of convertible debt into 874,507,274 shares of common stock in the Company.

Convertible Notes – WHC Capital, LLC (1)

On June 27, August 8, September 9, October 22, November 29, and December 27, 2013, the Company issued convertible notes of $50,000, $100,000, $100,000, $50,000, $50,000, and $50,000, respectively to WHC Capital, LLC.  Under the terms of the notes, the Company is to repay any principal balance and interest, at 10% per annum at the maturity dates ranging from May 1 – October 31, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory notes are convertible into shares of the Company’s common stock six months after the issuance of the convertible note. The conversion price is calculated by multiplying 45% (55% discount) by the average of the three (3) lowest intra-day trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  Since the conversion features are only convertible after six months, there is no derivative liability upon issuance. However, the Company accounts for the derivative liability upon the passage of time or in the event of default whereby the notes become convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted.

As of December 31, 2013, one of the notes (June 27, 2013) became convertible and was subject to derivative accounting. Accordingly, the Company calculated the derivative liability to be $58,427 using the Black-Scholes option pricing model with the following assumptions: volatility of 287.8%, expected life of 0.35 year, risk free interest rate of 0.07% and no dividends.  The discount is being amortized over the life of the note.

As of December 31, 2013, derivative liability associated with this note of $70,314 remained outstanding.  The company recorded a loss on the change in fair value of the derivative liability of $11,877 during the year ended December 31, 2013.  During the year ended December 31, 2013, amortization of debt discount was $2,893. As of December 31, 2013 there is $47,107 of unamortized discount. The Company used the below range of inputs to the Black-Scholes pricing model for each valuation and the quarter end valuation related to the derivative liability.

Convertible Note – WHC Capital, LLC (2)

As indicated below below, the Company issued convertible promissory notes to WHC Capital, LLC.  Each note contained the same terms and maturity date.  Under the terms of the notes, the Company is to repay any principal balance and interest, at 10% per annum at the maturity date of May 1, 2014.  The Company may prepay the convertible promissory notes prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory notes are convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion prices are calculated by multiplying 45% (55% discount) by the average of the three (3) lowest intra-day trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The conversion features are considered derivative liabilities as the conversion features are variable with no floor as to the number of common shares which could be converted.

On June 27, 2013, the Company issued a convertible note of $100,000 to WHC Capital, LLC. The Company calculated the derivative liability to be $131,703 using the Black-Scholes option pricing model with the following assumptions: volatility of 259.6%, expected life of 0.84 years, risk free interest rate of 0.15% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $31,703 which is included in the accompanying statement of operations. The discount is being amortized over the life of the note.  During the year ended December 31, 2013 accretion of discount was $100,000 based on the original convertible note and accelerated amortization due to conversation of the principal balance.

During the year ended December 31, 2013, the holder of the convertible note converted $100,000 of principal into 133,290,807 shares of common stock. In aggregate, derivative liability of $798,067 associated with the converted principal was credited to additional paid-in capital at the time of conversion. As of December 31, 2013, there was no remaining derivative liability associated with this note as all outstanding balances were fully converted.    The company recorded a loss on the change in fair value of the derivative liability of 666,364 during the year ended December 31, 2013. The Company used the below range of inputs to the Black-Scholes pricing model for each valuation related to the derivative liability.

On August 5, 2013, the Company issued a convertible note of $100,000 to WHC Capital, LLC.  The Company calculated the derivative liability to be $291,725 using the Black-Scholes option pricing model with the following assumptions: volatility of 382.0%, expected life of 0.74 years, risk free interest rate of 0.12% and no dividends.  This derivative liability exceeded the principal amount resulting in a full discount of the note and an additional day one charge for the excess value of the derivative liability of $191,725 which is included in the accompanying statement of operations. The discount is being amortized over the life of the note.  During the year ended December 31, 2013 accretion of discount was $100,000 based on the original convertible note and accelerated amortization due to conversation of the principal balance.

During the year ended December 31, 2013, the holder of the convertible note converted $100,000 of principal and interest into 104,932,197 shares of common stock. In aggregate, derivative liability of $298,939 associated with the converted principal was credited to additional paid-in capital at the time of conversion. As of December 31, 2013, there was no remaining derivative liability associated with this note.  The Company used the below range of inputs to the Black-Scholes pricing model for each valuation and the quarter end valuation related to the derivative liability.

On September 9, 2013, the Company issued a convertible note of $100,000 to WHC Capital, LLC. The Company calculated the derivative liability to be $84,349 using the Black-Scholes option pricing model with the following assumptions: volatility of 382.0%, expected life of 0.64 years, risk free interest rate of 0.12% and no dividends.  This derivative liability discounted the note for a like amount and is being amortized over the life of the note.  During the year ended December 31, 2013 accretion of the discount was $84,349 based on the original convertible note and accelerated amortization due to conversation of the principal balance.

During the year ended December 31, 2013, the holder of the convertible note converted $100,000 of principal and interest thereon into 368,980,000 shares of common stock. In aggregate, derivative liability of $273,418 associated with the converted principal was credited to additional paid-in capital at the time of conversion. As of December 31, 2013, there was no remaining derivative liability associated with this note as all outstanding balances were fully converted.    The company recorded a loss on the change in fair value of the derivative liability of 172,819 during the year ended December 31, 2013. The Company used the below range of inputs to the Black-Scholes pricing model for each valuation related to the derivative liability.

On October 9, 2013, the Company issued a convertible note of $100,000 to WHC Capital, LLC. The Company calculated the derivative liability to be $86,354 using the Black-Scholes option pricing model with the following assumptions: volatility of  309.1%, expected life of 0.56 years, risk free interest rate of 0.10% and no dividends.  This derivative liability discounted the note for a like amount and is being amortized over the life of the note.  During the year ended December 31, 2013 accretion of the discount was $27,149 based on the original convertible note.  As of December 31, 2013, there was $59,205 of unamortized discount remaining on the note.

During the year ended December 31, 2013, the holder of the convertible note has not converted any of the principal or interest into shares of common stock. As of December 31, 2013, derivative liability associated with this note was $62,284    The Company recorded a gain on the change in fair value of the derivative liability of 24,070 during the year ended December 31, 2013. The Company used the below range of inputs to the Black-Scholes pricing model for each valuation related to the derivative liability.

In the three months ended March 31, 2014, WHC Capital., LLC converted $19,734 of convertible debt into 378,766,430 shares of common stock in the Company.

Convertible Note – Hanover Holdings I, LLC

On November 25, 2013, the Company issued a convertible note of $32,500 to Hanover Holdings I, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 12% per annum at the maturity date of November 25, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 55% (45% discount) by the lowest trading prices anytime during the ten (10) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated the derivative liability to be $18,664 using the Black-Scholes option pricing model with the following assumptions: volatility of 311.3%, expected life of 1.0 years, risk free interest rate of 0.14% and no dividends.  This derivative liability discounted the convertible note for a like amount and will be amortized over the life of the note.  As of December 31, 2013, $2,709 of the discount was amortized with $15,955 remaining.

For the three months ended March 31, 2014 and for the year ended December 31, 2013, the holder of the convertible note has not converted any of the principal or interest into shares of common stock. As of December 31, 2013, derivative liability associated with this note was $14,017.    The Company recorded a gain on the change in fair value of the derivative liability of $4.647 during the year ended December 31, 2013. The Company used the below range of inputs to the Black-Scholes pricing model for each valuation related to the derivative liability.

Convertible Note – Anything Media

On October 15, 2013, the Company issued a convertible note of $10,000 to Anything Media Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date July 15, 2014. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is fixed at 60,000,000 shares and accordingly, is not subject to derivative accounting.  On October 28, 2013, the note was converted in full.

Convertible Note – LG Capital

On February 20, 2014, the Company issued a convertible note of $50,000 to LG Capital Funding, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of February 20, 2015.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated a derivative liability using the Black-Scholes option pricing model with the following assumptions: volatility of 311.3%, expected life of 1.0 years, risk free interest rate of 0.14% and no dividends.  As of March 31, 2014, LG Capital Funding, LLC has not converted any debt.

Convertible Note – Elegant Funding, Inc.

On January 1, 2014, the Company issued a convertible note of $20,000 to Elegant Funding, Inc.. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of September 30, 2014.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 45% (55% discount) by the average closing trading prices five (5) prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated a derivative liability using the Black-Scholes option pricing model with the following assumptions: volatility of 311.3%, expected life of 1.0 years, risk free interest rate of 0.14% and no dividends.  As of March 31, 2014, Elegant Funding, Inc. has not converted any debt.

Convertible Note – Fourth Street Funding, LLC

On June 6, 2013, pursuant to a debt purchase agreement, the Company issued a convertible note of $50,000 to Fourth Street Funding, LLC. Under the terms of the note, the Company was to repay any principal balance and interest, at 8% per annum at the maturity date of December 6, 2013.  The Company could prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note was convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price was calculated by multiplying 50% (50% discount) by the lowest trading price in the three (3) trading days prior to the conversion date.  The conversion feature was considered a derivative liability as the conversion feature was variable with no floor as to the number of common shares which could be converted.  Accordingly, the Company calculated a derivative liability using the Black-Scholes option pricing model with the following assumptions: volatility of 190.7%, expected life of 1.67 years, risk free interest rate of 0.12% and no dividends. As of March 31, 2013, Fourth Street Funding, LLC converted $10,000 of principle pertaining to this note into 200,000,000 unrestricted common shares of the Company.

Short –term convertible debt at March 31, 2014 and December 31, 2013 represents the following:

Convertible Debt Due:	Original Principal	Reduction through conversion to stock as of March 31, 2013	Balance at March 31, 2014	Balance at December 31, 2013
Asher Enterprises, Inc.	$220,500	($120,800)	$99,700	$125,000
Magna Group, Inc/Hanover Holdings	272,500	(241,750)	30,750	45,000
Redwood Management, LLC	200,000	(200,000)		0
Redwood Fund II, LLC	150,000	(69,689)	80,311	119,664
WHC Capital, LLC	800,000	(319,744)	480,256	500,000
LG Capital	50,000	-	50,000	-
Elegant Funding	20,000	-	20,000	-
Fourth Street Fund LP	50,000	(10,000)	40,000	50,000
Less: Discounts				(128,463)
Total	$1,763,000	$(961,983)	$801,017	$711,201

Nature of Derivative Liability

From time-to-time, the Company enters into convertible note agreements whereby the conversion feature is required to be bifurcated out as a derivative liability.

The derivative liability at March 31, 2014 and December 31, 2013 related to the following convertible notes,

	March 31, 2014	December 31, 2013
Magna Group, Inc.	$ 1,676	$45,166
Redwood Fund II, LLC	114,835	145,773
Southridge Partners II, LLC	-	25,998
WHC Capital, LLC	155,135	70,134
LG Capital	47,766	-
Elegant Funding	1,565	-
Fourth Street Funding	6,219	-
	$327,196	$287,071

The following is the range of variables used in revaluing the derivative liabilities at March 31, 2014 and December 31, 2013:

Annual dividend yield	0
Expected life (years) of	0.08 - 1.43
Risk-free interest rate	0.02 - 0.17%
Expected volatility	170.8 - 400.9%

NOTE 14 – STOCKHOLDERS EQUITY

Authorized Preferred Stock

On August 6, 2013, the Company filed a Certificate of Designation with the State of Delaware to create and issue a series of 10,000,000 preferred stock to be designated the “Series A Preferred Stock” .These shares rank senior to the common stock with respect to distributions or payments in the event of any liquidation, dissolution, or winding up of the Company.

On August 6, 2013, the registrant filed a Certificate of Designation with the State of Delaware to create and issue a series of preferred stock to be designated the “Series A Preferred Stock” by adding the following subsections to Article IV:

- There are Ten Million (10,000,000) Series A Preferred Shares with a par value of $0.001.

-These shares rank senior to the common stock with respect to distributions or payments in the event of any liquidation, dissolution, or winding up of the registrant.

- These shares are not entitled to receive any cash dividends.

- After twelve months, each Series A Preferred Share will be convertible at the option of the holder into one hundred (100) common shares.  This conversion ratio will be adjusted to account for stock splits and other, similar changes in the capital structure of the registrant.

- These shares are not entitled to any preemptive rights to purchase stock in any future stock offerings.

- Each Series A Preferred Share shall be entitled to one thousand (1,000) votes per share at any meeting of the stockholders or to participate in any action taken by the registrant or the stockholders thereof, or to receive any notice of any meeting of stockholders.

Preferred Stock Issuances

On June 1, 2013 the board of directors entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.) a Delaware corporation, in which D & B Music, Inc. merged with and into the Company. D & B Music, Inc, has a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $242,000 due Pegasus Group, Inc. together with accrued and unpaid interest thereon of $114, 841 and the issuance of 7,000,000 of the Company’s Series A preferred stock and 20,000,000 of the Company’s common stock to the sole shareholder of D & B Music, Inc., David Michery, who is also CEO and director of the Company.

As of March 31, 2014 and December 31, 2013 the Company has 7,000,000 shares of preferred stock outstanding.

Authorized Common Stock

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

On August 19, 2013, the Company’s board of directors adopted a resolution approving an amendment to the Articles of Incorporation increasing the authorized shares from 2,000,000,000 par value $0.00001 to 5,000,000,000 par value $0.00001 , with 10,000,000 preferred shares, par value $0.00001 and 4,990,000,000 common shares, par value $0.00001, to be issued from time to time in one or more series as determined by the board of directors.

Common Stock Issuances

In the year ended December 31, 2013, the Company issued 1,798,090,181 shares of common stock of which 5,000,000 shares were for the purchase of Top Sail Productions, LLC as a wholly owned subsidiary, 20,000,000 shares were for the acquisition of D&B Music and 1,663,090,181 shares were for the reduction of $824,640 in convertible debt.

In the three months ended March 31, 2014, the Company issued 3,241,997,544 shares of common stock for the reduction of $191,171 in convertible debt. The Company also temporarily canceled 135,880,000 shares to its CEO David Michery to allow the Company to issue additional shares to other parties because it reached its maximum authorized shares. The Company is currently in the process of increasing its authorized shares.

Stock Subscription Payable

In the three months ended March 31, 2013, the Company sold stock purchase agreements for 282,010,795 common shares for 194,375 cash. The Company does not have the authorized shares available to issue these shares and therefore has recorded them as a stock subscription payable.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

1.

On April 1, 2014, the Company executed a $100,000 stock purchase agreement and convertible note payable to an unrelated third party. The convertible note has 8% interest per annum, a maturity date of April 1, 2015 and has a 50% discount to market conversion feature which is based on the lowest closing trading price in the five trading days prior to conversion.

2.

On April 2, 2014, the Company executed a stock purchase agreement with an unrelated third party whereby the Company issued 40,000,000 common shares for $60,000 cash.

3.

On April 3, 2014, the Company paid Asher $100,000 for the extinguishment of all Asher’s convertible debt outstanding which includes interest and penalty.

4.

On April 7, 2014, the Company executed a stock subscription agreement with SFH Capital whereby the Company will issue 40,000,000 common shares for $40,000 cash.

5.

In April of 2014, the Company received $500,000 cash pursuant to the issuance of a secured convertible promissory note and securities purchase agreement with Inter-Mountain Capital Corp. The convertible promissory note is in the amount up to $2,207,500, accrues interest at 9% per annum and is convertible into shares of the Company at a conversion rate fixed at $0.0075 per share.

6.

On April 27, 2014, the Company executed a subscription agreement with SFH Capital whereby the Company will issue 33,325,000 common shares for $49,988.

NOTE 16 – RESTATEMENT OF FINANCIAL STATEMENTS

It was determined that changes that were needed were inadvertently left out of the Company’s Annual Report Form 10K filed on April 15, 2014.  As a result the Company has restated its consolidated balance sheet as of December 31, 2013, its consolidated statement of operations for the year ended December 31, 2013 and from inception (October 14, 2010) to December 31, 2013, its consolidated statement of cash flows for the year ended December 31, 2013 and from inception (October 14, 2010) to December 31, 2013, and its consolidated statements of stockholders’ equity to account for the following;

1.

Revaluation of the acquisitions of D&B Music, Inc. and Top Sail Productions, LLC whereby the intangible assets acquired, totaling $1,361,056, are to be reclassified to additional paid in capital.

2.

To reclassify $115,000 of prepaid expenses against $35,000 in convertible notes payable and $80,000 in promissory notes payable to Southridge Partners II, LLC.

3.

To reconcile 110,000,000 shares of common stock believed to be issue and outstanding but were never issued by the transfer agency due to lack of authorized shares as of December 31, 2013.

The following are previously recorded and restated balances as of December 31, 2013, for the year ended December 31, 2013 and from inception (October 14, 2010) to December 31, 2013.  The amended Annual Report Form 10K is in the process of being amended to reflect the above issues.  These adjustments were inadvertently left out of the original Annual Report Form 10K.

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013
	Originally
	Reported	Restated	Difference
ASSETS
Current Assets:
Cash and cash equivalents	$ 64,771	$ 64,771	$ -
Accounts receivable, net	26,026	26,026	-
Inventory, net	70,528	70,528	-
Advances to related party	-	-	-
Intellectual property rights: Music, net of impairment	688,945	-	688,945
Intellectual property rights: Motion Picture	315,000	-	315,000
Prepaids	135,000	20,000	115,000
Total Current Assets	1,300,270	181,325	1,118,945

Property and equipment, net	7,885	7,885	-

Other Assets:
Music catalog	357,111	-	357,111
Lease deposit	8,714	8,714	-
Total Other Assets	365,825	8,714	357,111
Total Assets	$ 1,673,980	$ 197,924	$ 1,476,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 97,979	$ 97,979	$ -
Accrued liabilities	301,175	301,175	-
Due to related party	13,928	13,928	-
Short-term notes payable	793,000	713,000	80,000
Short-term convertible notes payable, net of discounts	746,201	711,201	35,000
Derivative liability	287,071	287,071	-
Total Current Liabilities	2,239,354	2,124,354	115,000

Total Liabilities	2,239,354	2,124,354	115,000

Continued on next page

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

Continued from previous page

Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized,
7,000,000 shares issued and outstanding, respectively	70	70	-
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized
4,979,119,725 and 1,983,002,181 shares issued and outstanding, respectively	19,830	18,730	1,100
Stock subscription payable	-	-	-
Additional paid in capital	3,661,496	1,746,083	1,915,413
Accumulated deficit during development stage	(4,246,770)	(3,691,313)	(555,457)
Total Stockholders' Equity (Deficit)	(565,374)	(1,926,430)	1,361,056

Total Liabilities and Stockholders' Equity	$ 1,673,980	$ 197,924	$ 1,476,056

The accompanying notes are an integral part of these unaudited financial statements.

PRIMCO MANAGEMENTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended			From Inception (Oct 14, 2010)
	December 31, 2013			through December 31, 2013
	Originally			Originally
	Reported	Restated	Difference	Reported	Restated	Difference

Revenues	$ 72,116	$ 72,116	$ -	$ 72,116	$ 72,116	$ -
Costs of services	44,123	44,123	-	44,123	44,123	-

Gross Margin	27,993	27,993	-	27,993	27,993	-

Operating Expenses:
General and administrative	805,121	703,121	102,000	810,121	708,121	102,000
Reserve for losses on artists contracts	453,457	-	453,457	453,457	-	453,457
Total Operating Expenses	1,258,578	703,121	555,457	1,263,578	708,121	555,457

Loss from Operations	(1,230,585)	(675,128)	(555,457)	(1,235,585)	(680,128)	555,457

Other Expenses:
Interest expense	888,286	888,286	-	888,286	888,286	-
Interest expense - derivative	1,891,115	1,891,115	-	1,891,115	1,891,115	-
Provision for loss on property develop	38,500	38,500	-	38,500	38,500	-
Total Other Expense	2,817,901	2,817,901	-	2,817,901	2,817,901	-

Net Loss Before Income Taxes	(4,048,486)	(3,493,029)	(555,457)	(4,053,486)	(3,498,029)	(555,457)

Provision for Income Taxes	-	-	-	-	-	-

Net Loss	$ (4,048,486)	$ (3,493,029)	$(555,457)	$(4,053,486)	$(3,498,029)	$(555,457)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares
outstanding - Basic and Diluted	1,983,002,181	1,881,476,718	101,525,463

PRIMCO MANAGEMENTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended			From Inception (Oct 14, 2010)
	December 31, 2013			through December 31, 2013
	Originally			Originally
	Reported	Restated	Difference	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	(4,048,486)	(3,493,029)	(555,457)	(4,053,486)	(3,498,029)	(555,457)
Adjustments to reconcile net loss to net cash			-
provided by operating activities:			-
Common stock issued for services	-	-	-	5,000	5,000	-
Depreciation and amortization	1,527	1,527	-	1,527	1,527	-
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(26,026)	(26,026)	-	(26,026)	(26,026)	-
Increase in inventory	(70,528)	(70,528)	-	(70,528)	(70,528)	-
Increase in prepaid expenses	(143,714)	(28,714)	(115,000)	(143,714)	(28,714)	(115,000)
Increase in advances to related party	13,928	13,928	-	13,928	13,928	-
Increase in accounts payable	97,979	97,979	-	97,979	97,979	-
Increase in accrued liabilities	291,175	291,175	-	291,175	291,175	-
Discount on short-term convertible debt	(128,463)	(128,463)	-	(128,463)	(128,463)	-
Change in fair value of derivative liability	287,162	287162	-	287,162	287,162	-
Net Cash Proceeds (Used) in Operating Activities	(3,725,446)	(3,054,989)	(670,457)	(3,725,446)	(3,054,989)	(670,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in music rights and artists	(1,046,056)	-	(1,046,056)	(1,046,056)	-	(1,046,056)
Investments in movie rights and co-productions	(315,000)	-	(315,000)	(315,000)	-	(315,000)
Purchase of property and equipment	(9,412)	(9,412)	-	(9,412)	(9,412)	-
Net Cash Used In Investing Activities	(1,370,468)	(9,412)	(1,361,056)	(1,370,468)	(9,412)	(1,361,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt	1,667,664	1,552,664	115,000	1,667,664	1,552,664	115,000
Share capital	18,051	18,051	-	18,051	18,051	-
Additional paid in capital	3,474,970	1,558,457	1,916,513	3,474,970	1,558,457	1,916,513
Net Cash Provided by Financing Activities	5,160,685	3,129,172	2,031,513	5,160,685	3,129,172	2,031,513

Net (Decrease) Increase in Cash	$ 64,771	$ 64,771	$ -	$ 64,771	$ 64,771	$ -

Cash at Beginning of Period	$ -	$ -	$ -	$ -	$ -	$ -

Cash at End of Period	$ 64,771	$ 64,771	$ -	$ 64,771	$ 64,771	$ -

PRIMCO MANAGEMENT INC.

(A Development-Stage Company)

Consolidated Statements of Stockholders’ Deficit

(Restated)

	Preferred		Common		Additional Paid in	Accumulated	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Capital	Deficit	Deficit
Balance on October 14, 2010 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -
Balance at December 31, 2010	-	-	-	-	-	-	-

Issuance of stock for services	-	-	5,000,000	50	4,950	-	5,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	(5,000)	(5,000)
Balance, December 31, 2012	-	-	5,000,000	50	4,950	(5,000)	(5,000)

Recapitalization	-	-	179,912,000	1,799	(11,708)	-	(9,909)
Issuance of stock in part consideration for purchase of Top Sail Productions, LLC	-	-	5,000,000	50	14,950	-	15,000
Issuance of stock for D&B Music acquisition	7,000,000	70	20,000,000	200	(357,111)	-	(356,841)
Issuance of stock to settle convertible debt, with interest	-	-	1,663,090,181	16,631	808,009	-	824,640
Gain on extinguishment of derivative liabilities (net)	-	-	-	-	2,551,111	-	2,551,111
Acquisition of ESMG, Inc.	-	-	-	-	(1,457,402)	-	(1,457,402)
Net loss for the year ended December 31, 2013	-	-	-	-	-	(3,493,029)	(3,493,029)
Balance, December 31, 2013	7,000,000	$ 70	1,873,002,181	$ 18,730	$1,746,083	$ (3,691,313)	$ (1,926,430)

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

Results of Operations

For the three months ended March 31, 2014, we generated revenues of $12,000.  Our cost of services was $272, resulting in a gross margin of $11,728.  We paid $65,651 in consulting expenses and $75,897 in general and administrative expenses.  We paid management salaries of $60,000 and professional fees of $35,870.  We spent $13,556 on interest expense and $182,797 on derivative interest expense, resulting in a net loss of $422,043 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we did not generate any revenues.  We paid general and administrative expenses of $25,793, management salaries of $50,712, and professional fees of $6,250.  As a result, we had a net loss of $82,755 for the three months ended March 31, 2013.

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management, consultants, accountants, lawyers and office operations.

Liquidity and Capital Resources

As of March 31, 2014, the Company has a working capital deficit of $1,942,173 compared to a working capital deficit as of December 31, 2013 of $1,943,029. The working capital deficit has stayed fairly consistent between periods.

For the three months ended March 31, 2014, we had a net loss of $422,043.  We had positive adjustments to reconcile net loss to net cash provided by operating activities of $728 due to depreciation and amortization and $40,125 due to derivative interest expense.  We had the following changes in operating assets and liabilities: a decrease in accounts receivable of $1,739, an increase in advances to related party of $19,378, and an increase in accrued liabilities of $38,754.  As a result, we had net cash used in operating activities of $324,797 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we had a net loss of $82,755.  We had the following changes in operating assets and liabilities: an increase in accounts payable of $27,100 and an increase in accrued liabilities of $55,712.  As a result, we had net cash provided by operating activities of $57 for the three months ended March 31, 2013.

During the three months ended March 31, 2014 and 2013, we did not pursue any investing activities.

For the three months ended March 31, 2014, we received proceeds from convertible notes payable of $70,000.  We also received proceeds from the sale of stock of $214,375 and additional paid in capital of $98,485.  As a result, we had net cash provided by financing activities of $382,860 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we did not pursue any financing activities

We have had no off balance sheet arrangements since inception through March 31, 2014.

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

Seasonality

We do not anticipate that our business will be affected by seasonal factors.

Impact of Inflation

General inflation in the economy has driven the operating expenses of many businesses higher.  We will continuously seek methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls.  While we are subject to inflation as described above, our management believes that inflation currently does not have a material effect on our operating results.  However, inflation may become a factor in the future.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  Sales are recorded when products are shipped to customers.  Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

We evaluate our long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them.  At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Quantitative and Qualitative Disclosures About Market Risk

We conduct all of our transactions, including those with foreign suppliers and customers, in U.S. dollars. We are therefore not directly subject to the risks of foreign currency fluctuations and do not hedge or otherwise deal in currency instruments in an attempt to minimize such risks.  Demand from foreign customers and the ability or willingness of foreign suppliers to perform their obligations to us may be affected by the relative change in value of such customer or supplier’s domestic currency to the value of the U.S. dollar.  Furthermore, changes in the relative value of the U.S. dollar may change the price of our products relative to the prices of our foreign competitors.

Stock-Based Compensation

We recognize compensation cost for stock-based awards based on the estimated fair value of the award on date of grant.  We measure compensation cost at the grant date based on the fair value of the award and recognize compensation cost upon the probable attainment of a specified performance condition or over a service period.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.  These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements.  The amendments in this update were effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03.  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02.  This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company

ITEM 4: CONTROLS AND PROCEDURES

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a, et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of inherent limitations in all control systems, internal control over financial reporting may not prevent or detect misstatements, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2014 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 28, 2014, the Company executed a stock purchase agreement with Left Coast Pictures, Inc. whereby the Company will issue 153,571,429 shares of common stock for $107,500 cash. As of the date of this filing, the shares have not yet been issued. The shares issuable to Left Coast Pictures, Inc. will be restricted in their transfer as required by the Securities Act.

On March 14, 2014, the Company executed a stock purchase agreement with Sherry Harden whereby the Company will issue 47,272,700 shares of common stock for $26,000 cash. As of the date of this filing, the shares have not yet been issued. The shares issuable to Sherry Harden will be restricted in their transfer as required by the Securities Act.

On March 25, 2014, the Company executed a stock purchase agreement with Left Coast Pictures, Inc. whereby the Company will issue 81,166,666 shares of common stock for $60,875 cash. As of the date of this filing, the shares have not yet been issued. The shares issuable to Left Coast Pictures, Inc. will be restricted in their transfer as required by the Securities Act.

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

Dated: May 20, 2014

Primco Management Inc.

/s/ David Michery

    David Michery

    Chief Executive Officer

/s/ Steven J. Corso

     Steven J. Corso

     Chief Financial Officer