Form 10-K/A
period 2013-12-31
Primco Management Inc.
filed 2014-06-03
CIK 1516522

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K /A

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-173119

Primco Management Inc.

 (Exact name of registrant as specified in its charter)

Delaware	27-3696297
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2211 Elliott Ave., Suite 200

Seattle, WA 98121

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (206) 455-2940

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

As of June 3, 2014, the registrant had 4,979,119,725 shares of our common stock were issued and outstanding and 7,000,000 shares of our preferred stock were issued and outstanding.

Documents Incorporated by Reference:      None.

EXPLANATORY NOTE

Primco Management, Inc. is filing this Amendment to our Annual Report on the Form-10-K for the fiscal year ended December 31, 2013 as filed with the U.S. Securities Exchange Commission on April 15, 2014, to correct inadvertent errors made in the due course of the original filing. The correct version of the Form 10-K, as evidenced in these restated financial statements, should have written off the intellectual property assets associated with the acquisitions of D&B Music, Inc. and Top Sail Productions, Inc. There were other inadvertent omissions with regards to footnote disclosures, most notably the convertible debt footnote and stockholders’ equity footnote.  These changes are made to agree with the copy of the document originally approved by the auditor that were inadvertently not included in the original form filed with the U.S. Securities Exchange Commission on April 15, 2014.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

Primco Management Inc.

Form 10-K /A

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

 On May 30, 2013, the Company completed and funded the acquisition of Top Sail Productions, “Top Sail” a music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company.  The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who has continued as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment entities owned by the Company.  The Company purchased the membership interests in Top Sail for a total of $440,000.  The initial payment was $75,000 and $15,000 worth of the Company’s 5,000,000 restricted common shares. The remaining $350,000 is being paid in installments through June 30, 2016 pursuant to a three year consulting agreement with Mr. Gullo.  As of December 31, 2013, the Company has paid a total of $37,500 ($6,250 per month) pursuant to the payment terms of the consulting agreement. .

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

Going Concern

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and, at December 31, 2013, we had a working capital deficit of $1,943,029 and an accumulated deficit of $3,691,313.  The report of our independent registered public accounting firm on our financial statements for fiscal 2012 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of Operations

For the year ended December 31, 2013, we generated gross revenues of $72,116 compared with revenues of $0 for the year ended December 31, 2012.

Our operating expenses for the year ended December 31, 2013 totaled $ 896,405 , which included management compensation of $374,212; consultants fees of $ 239,500,  legal and audit fees of $43,860 and all other operating costs of $ 239,500 .  The net operating loss was $ 868,412 for the year.  By comparison, our operating expenses for the year ended December 31, 2012 totaled $ 5,000, which was entirely from stock issued to consultants , resulting in a net operating loss of $137,540.

For the year ended December 31, 2013, we incurred non-operating expenses totaling $2,817,901, including interest expense of $ 888,286, loss (net) on change in fair value of derivatives of $1,891,115 and a provision for loss on property development of $38,500. This resulted in a net loss for the year ended December 31, 2013 of $ 3,686,313 , compared with a net loss of $ 5,000 for the year ended December 31, 2012.

For the period from inception (October 14, 2010) through December 31, 2013, we generated cumulative gross revenues of $ 72,116 or $ 27,993 after cost of sales.  Our operating expenses for the same period cumulatively totaled $ 873,412 , resulting in a cumulative loss from operations of $ 873,412 . After deducting a total of $2,817,901 for cumulative non-operating expenses (including interest expense of $888,286, loss on change in fair value of derivatives and $38,500 reserve for loss on property development) the overall cumulative net loss from inception  through December 31, 2013 totaled $ 3,691,313 .

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management, consultants and office operations.

Liquidity and Capital Resources

Our cash resources totaled $64,771 at December 31, 2013 (an increase from $ 0 at December 31, 2012). However, our total current assets at December 31, 2013 amounted to $ 181,325 against total current liabilities of $ 2,124,354 .  Accordingly, we need a new infusion of capital to sustain our operations from third-party sources.

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

We have redirected our real estate focus to acquiring properties specifically for lease to legalized medical marijuana cultivation growers and to investment, potentially with joint ventures, in business associated with the legalized growing of medical marijuana.

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

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

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

/s/ Terry L. Johnson, CPA

Casselberry, Florida

April 15, 2014

Restated May 15, 2014

Primco Management Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	(Restated)	(Restated)
	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$ 64,771	$ -
Accounts receivable, net	26,026	-
Inventory, net	70,528	-
Advances to related party	-	-
Intellectual property rights: Music, net of impairment	-	-
Intellectual property rights: Motion Picture	-	-
Prepaids	20,000	-
Total Current Assets	181,325	-

Property and equipment, net	7,885	-

Other Assets:
Music catalog	-	-
Lease deposit	8,714	-
Total Other Assets	8,714	-
Total Assets	$ 197,924	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 97,979	$ -
Accrued liabilities	301,175	-
Due to related party	13,928	25,750
Short-term notes payable	713,000	1,025,000
Short-term convertible notes payable, net of discounts	711,201	-
Derivative liability	287,071	-
Total Current Liabilities	2,124,354	1,050,750
Total Liabilities	2,124,354	1,050,750

Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized,
7,000,000 and -0- shares issued and outstanding, respectively	70	-
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized
1,873,002,181 and 5,000,000 shares issued and outstanding, respectively	18,730	50
Additional paid in capital	1,746,083	(1,045,800)
Accumulated deficit during development stage	(3,691,313)	(5,000)
Total Stockholders' Equity (Deficit)	(1,926,430)	(1,050,750)

Total Liabilities and Stockholders' Equity	$ 197,924	$ -

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Restated)

			From inception
			(October 14,
	For the Year Ended		2010) through
	December 31,		December 31,
	2013	2012	2013

Revenues	$ 72,116	$ -	$ 72,116
Costs of services	44,123	-	44,123

Gross Margin	27,993	-	27,993

Operating Expenses:
Consulting	239,500	-	239,500
General and administrative	238,833	5,000	243,833
Management salaries	374,212	-	374,212
Professional fees	43,860	-	43,860
Total Operating Expenses	896,405	5,000	901,405

Loss from Operations	(868,412)	(5,000)	(873,412)

Other Expenses:
Interest expense	888,286	-	888,286
Interest expense - derivative	1,891,115	-	1,891,115
Provision for loss on property development	38,500	-	38,500
Total Other Expense	2,817,901	-	2,817,901

Net Loss Before Income Taxes	(3,686,313)	(5,000)	(3,691,313)

Provision for Income Taxes	-	-	-

Net Loss	$ (3,686.313)	$ (5,000)	$ (3,691,313)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - Basic and Diluted	1,881,476,718	5,000,000

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity

(Restated)

						Accumulated
						Deficit
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance at October 14, 2010	-	$ -	-	$ -	$ -	$ -	$ -

Balance, December 31, 2010	-	-	-	-	-	-	-

Balance, December 31, 2011	-	-	-	-	-	-	-

Acquisition of music and picture rights	-	-	-	-	(1,050,750)	-	(1,050,750)
Stock issued for services	-	-	5,000,000	50	4,950	-	5,000
Net loss	-	-	-	-	-	(5,000)	(5,000)
Balance, December 31, 2012	-	-	5,000,000	50	(1,045,800)	(5,000)	(1,050,750)

Recapitalization			179,912,000	1,799	(225,076)	-	(223,277)
Issuance of stock in part consideration
for purchase of Top Sail Productions, LLC	-	-	5,000,000	50	14,950	-	15,000
Issuance of stock for D&B Music acquisition	7,000,000	70	20,000,000	200	(357,111)	-	(356,841)
Issuance of stock to settle convertible debt	-	-	1,663,090,181	16,631	808,009	-	824,640
Derivative liability adjustment	-	-	-	-	2,551,111	-	2,551,111
Net loss	-	-	-	-	-	(3,686,313)	(3,686,313)
Balance, December 31, 2013	7,000,000	$ 70	1,873,002,181	$ 18,730	$ 1,746,083	$ (3,691,313)	$ (1,926,430)

The accompanying notes are an integral part of the financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Restated)

			From inception
			(October 14,
	For the Years Ended		2010) through
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$ (3,686,313)	$ (5,000)	$ (3,691,313)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	-	5,000	5,000
Depreciation and amortization	1,527	-	1,527
Interest expense- derivative	287,162	-	287,162
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(26,026)	-	(26,026)
Increase in inventory	(70,528)	-	(70,528)
Increase in prepaid expenses	(28,714)	-	(28,714)
Increase in advances to related party	13,928	-	13,928
Increase in accounts payable	97,979	-	97,979
Increase in accrued liabilities	291,175	-	291,175
Discount on short-term convertible debt	(128,463)		(128,463)
Net Cash Proceeds (Used) in Operating Activities	(3,248,273)	-	(3,248,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,412)	-	(9,412)
Net Cash Used In Investing Activities	(9,412)	-	(9,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	1,552,664	-	1,552,664
Share capital	18,051	-	18,051
Additional paid in capital	1,751,741	-	1,751,741
Net Cash Provided by Financing Activities	3,322,456	-	3,322,456

Net (Decrease) Increase in Cash	64,771	-	64,771

Cash at Beginning of Period	-	-	-

Cash at End of Period	$ 64,771	$ -	64,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$ -	$ -	$ -
Franchise and Income Taxes	$ -	$ -	$ -

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Restated)

Continued from previous page

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

Mergers and Acquisitions

Effective January 31, 2013, the Company executed a reverse merger with ESMG, Inc. by entering into a stock purchase agreement whereby the Company acquired all of the issued and outstanding stock of ESMG, Inc. as well as the assets, contracts and obligations of ESMG Inc. existing as of that date through a cashless exchange of stock. ESMG Inc., which was formed in the state of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division; a radio content syndication division and an on-line interactive sports division. Accordingly, as of January 31, 2013, through the acquisition of ESMG Inc., the Company expanded its operations to include entertainment in addition to continuing to offer real estate management and development services.

 On May 30, 2013, the Company completed and funded the acquisition of Top Sail Productions, “Top Sail” a music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company.  The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who will continue as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment entities owned by the Company.  The Company purchased the membership interests in Top Sail for a total of $440,000.  The initial payment was $75,000 and $15,000 worth of the Company’s 5,000,000 restricted common shares. The remaining $350,000 is being paid in installments until June 30, 2016 pursuant to a three year consulting agreement with Mr. Gullo.  As of December 31, 2013, the Company has paid a total of $37,500 ($6,250/month) pursuant to the payment terms of the consulting agreement .

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

Development stage enterprise

The Company is a development stage company as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 "Development Stage Entities". Since October 14, 2010 the Company had been devoting substantially all of its efforts in real estate management and property development programs as well as the production and creation of recorded music by such artists as V.I.C., Tion Phipps, Jesse Scott, Kamp Hustle, Bungle Knot Dred as well as the exploitation of the Top Sail Productions’ Casey Kasem music library and the D & B music library.

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

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

NOTE 3 - ACCOUNTS RECEIVABLE AND INVENTORY

Accounts receivable represents the net amount due from WEA/Warner Music Group from the sale of Top Sale Productions’ music CDs, and ESMG’s digital music releases through December 31, 2013.   As of December 31, 2013 and 2012, the Company had accounts receivable balances of $26,026 and $0.

 Inventory represents the finished cost of Top Sail Productions’ music CDs (including prepaid royalties to music artists) available for resale to consumers, less a reserve for defective CDs of $3,729.   As of December 31, 2013 and 2012, the Company had net inventory balances of $70,528 and $0.

NOTE 4 – REVERSE MERGER WITH ESMG, INC.

On January 31, 2013, the Company executed a stock purchase agreement with ESMG, Inc. whereby the Company’s majority stockholder sold 155,200,000 shares of common stock (approx. 86.52% of the issued and outstanding) in exchange for all of the issued and outstanding stock of ESMG, Inc.  On the date of the stock purchase agreement, ESMG, Inc. had an asset balance of $1,050,750 which consisted entirely of intangible assets related to music and picture rights and a liabilities balance of $1,050,750 which was made up of $1,025,000 in current notes payable and $25,750 in accounts payable. Management deemed it too costly to have the $1,050,750 of intangible assets appraised at fair value and therefore wrote the intangible assets down to zero with the offsetting entry to additional paid in capital.

Intellectual Property - Music

Through the acquisition of ESMG, Inc., the Company acquired the intangible assets of ESMG, Inc. which included the intellectual property rights to produce and/or co-produce original recorded music, and subsequent production and marketing costs, for the worldwide distribution of the following artists:

Artist

(a)

Jesse Scott

(b)

V.I.C.

(c)

 Hurricane Chris

(d)

Tion Phipps

(e)

Choo Biggz

(f)

Bruce-E-Bee

(g)

Downtown Attraction

(h)

Kamp Hustle

(i)

Bungle Knot Dred

(j)

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

NOTE 6 ~~-~~ – ACQUISITION OF D&B MUSIC, INC.

The music catalog arises from the merger of D & B Music, Inc. into the Company on June 1, 2013. D & B Music, Inc. (formerly D & B Records, Inc.) has the worldwide rights to reproduce and distribute 41 fully produced titles.

The sole shareholder of D & B Music, Inc. at the time of merger was David Michery, the Company’s CEO and President.

The Company did not record an intangible asset on this acquisition because the transaction was consumed between related parties. The Company did not have an independent valuation of the assets acquired. The cost to acquire D & B Music, Inc. was the assumption of $357,111 in liabilities as well as the par value of stock issued as noted in part (b) below

The cost of $357,111 represents:

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

NOTE 7 – FIXED ASSETS: FURNITURE AND EQUIPMENT

Property and equipment consists of the following at December 31, 2013:

December 31, 2013
Property and equipment, net	$ 9,412
Less: accumulated depreciation	1,527
Property and equipment, net	$ 7,885

Depreciation expense for the three months ended March 31, 2014 was $728.

This represents the cost ($9,412) less accumulated depreciation through December 31, 2013  ($1,527) of furniture and equipment purchased for the operating offices of ESMG and Top Sail Productions, which offices became fully operational as of August 1, 2013 (see Note 4).

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2013 represent the following:

Accrued interest: D & B Music, Inc. (See Note 6)	$134,805
Other accrued interest on short-term debt	40,658
Accrued management compensation due CEO and CFO	125,712
Total accrued liabilities	$301,175

NOTE 9 – DUE TO AFFILIATED COMPANY

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

Minimum future rental payments under the agreement are as follows:

2014 - $61,033

2015 - $93,830

2016 - $96,655

Consulting agreement with Chuck Gullo

On May 30, 2013, the Company completed and funded the acquisition of Top Sail Productions, “Top Sail” a music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company.  The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who will continue as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment entities owned by the Company.  The Company purchased the membership interests in Top Sail for a total of $440,000.  The initial payment was $75,000 and $15,000 worth of the Company’s 5,000,000 restricted common shares. The remaining $350,000 is being paid in installments until June 30, 2016 pursuant to a three year consulting agreement with Mr. Gullo. As of December 31, 2013, the Company has paid a total of $37,500 ($6,250/month) pursuant to the payment terms of the consulting agreement.

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

NOTE 13 – SHORT TERM DEBT

On November 25, 2013, Magna Funds, LLC entered into a debt purchase agreement with GAGG, Inc. for the purchase and assignment of $50,000 in principle of that certain promissory note to GAGG, Inc. in the original amount of $250,000 dated May 21, 2013. On the same date, the Company then entered into a convertible debenture with Magna Funds, LLC for that $50,000 of debt assigned. As of December 31, 2013, Magna Funds, LLC has not converted any principle on the note.

On December 30, 2013, Magna Funds, LLC entered into a debt purchase agreement with GAGG, Inc. for the purchase and assignment of $50,000 in principle of that certain promissory note to GAGG, Inc. in the original amount of $250,000 dated May 21, 2013. On the same date, the Company then entered into a convertible debenture with Magna Funds, LLC for that $50,000 of debt assigned. As of December 31, 2013, Magna Funds, LLC has not converted any principle on this note.

Short-term debt at December 31, 2013 represents the following:

Balance of Promissory Note due GGAG, Inc.	200,000
Balance of Promissory Note due Pegasus Group, Inc.	228,000
Promissory Note due Southridge Partners II, LLC	2 0,000
Balance of Promissory Note due Gorilla Pictures	265,000
Total Notes Due	$7 1 3,000

NOTE 14 - SHORT-TERM CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

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

Short –term convertible debt at December 31, 2013 represents the following:

Convertible Debt Due:	Original Principal	Reduction through conversion to stock	Balance at December 31, 2013	Unamortized Discount	Convertible Debt, net
Asher Enterprises, Inc.	$ 220,500	$ (95,500)	$125,000	$ 0	$ 125,000
Magna Group, Inc/Hanover Holdings	222,500	(177,500)	45,000	(34,619)	10,381
Redwood Management, LLC	200,000	(200,000)	0	0	-
Redwood Fund II, LLC	150,000	(30,336)	119,664	(24,401)	95,263
WHC Capital, LLC	800,000	(300,000)	500,000	(69,443)	430,557
Fourth Street Fund LP	50,000	0	50,000	0	50,000
Total	$1,678,000	$(802,336)	$839,664	$(128,463)	$711,201

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

NOTE 15 – STOCKHOLDERS’ EQUITY

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

Preferred Stock Issuances

On June 1, 2013 the board of directors entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.) a Delaware corporation, in which D & B Music, Inc. merged with and into the Company. D & B Music, Inc, has a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $242,000 due Pegasus Group, Inc. together with accrued and unpaid interest thereon of $114, 841 and the issuance of 7,000,000 of the Company’s Series A preferred stock and 20,000,000 of the Company’s common stock to the sole shareholder of D & B Music, Inc., David Michery, who is also CEO and director of the Company .

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

Common Stock Issuances

In the year ended December 31, 2013, the Company issued 1,868,002,181 shares of common stock of which 5,000,000 shares were for the purchase of Top Sail Productions, LLC as a wholly owned subsidiary, 20,000,000 shares were for the acquisition of D&B Music, 1,663,090,181 shares were for the reduction of $824,640 in convertible debt and 179,912,000 shares were deemed issued pursuant to the reverse merger with ESMG, Inc..

NOTE 16 – SUBSEQUENT EVENTS

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

Issuance of Stock

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

Stock Subscription Payable

In the three months ended March 31, 2014, the Company sold stock purchase agreements for 282,010,795 common shares for 194,375 cash. The Company does not have the authorized shares available to issue these shares and therefore has recorded them as a stock subscription payable.

On April 2, 2014, the Company executed a stock purchase agreement with an unrelated third party whereby the Company will issue 40,000,000 common shares for $60,000 cash.

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

NOTE 17 – RESTATEMENT OF FINANCIAL STATEMENTS

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

Primco Management Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2013
	Originally
	Reported	Restated	Difference
ASSETS
Current Assets:
Cash and cash equivalents	$ 64,771	$ 64,771	$ -
Accounts receivable, net	26,026	26,026	-
Inventory, net	70,528	70,528	-
Advances to related party	-	-	-
Intellectual property rights: Music, net of impairment	688,945	-	688,945
Intellectual property rights: Motion Picture	315,000	-	315,000
Prepaids	135,000	20,000	115,000
Total Current Assets	1,300,270	181,325	1,118,945

Property and equipment, net	7,885	7,885	-

Other Assets:
Music catalog	357,111	-	357,111
Lease deposit	8,714	8,714	-
Total Other Assets	365,825	8,714	357,111

Total Assets	$1,673,980	$ 197,924	$1,476,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 97,979	$ 97,979	$ -
Accrued liabilities	301,175	301,175	-
Due to related party	13,928	13,928	-
Short-term notes payable	793,000	713,000	80,000
Short-term convertible notes payable, net of discounts	746,201	711,201	35,000
Derivative liability	287,071	287,071	-
Total Current Liabilities	2,239,354	2,124,354	115,000

Total Liabilities	2,239,354	2,124,354	115,000

Primco Management Inc.

(A Development Stage Company)

Consolidated Balance Sheets

Continued from previous page

Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized,
7,000,000 shares issued and outstanding, respectively	70	70	-
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized
4,979,119,725 and 1,983,002,181 shares issued and outstanding, respectively	19,830	18,730	1,100
Stock subscription payable	-	-	-
Additional paid in capital	3,661,496	1,746,083	1,915,413
Accumulated deficit during development stage	(4,246,770)	(3,691,313)	(555,457)
Total Stockholders' Equity (Deficit)	(565,374)	(1,926,430)	1,361,056

Total Liabilities and Stockholders' Equity	$1,673,980	$ 197,924	$ 1,476,056

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year ended			From Inception (Oct 14, 2010)
	December 31, 2013			through December 31, 2013
	Originally			Originally
	Reported	Restated	Difference	Reported	Restated	Difference

Revenues	$ 72,116	$ 72,116	$ -	$ 72,116	$ 72,116	$ -
Costs of services	44,123	44,123	-	44,123	44,123	-

Gross Margin	27,993	27,993	-	27,993	27,993	-

Operating Expenses:
General and administrative	805,121	896,405	(91,284)	810,121	901,405	(91,284)
Reserve for losses on artists contracts	453,457	-	453,457	453,457	-	453,457
Total Operating Expenses	1,258,578	896,405	362,173	1,263,578	901,405	362,173

Loss from Operations	(1,230,585)	(868,412)	(362,173)	(1,235,585)	(873,412)	362,173

Other Expenses:
Interest expense	888,286	888,286	-	888,286	888,286	-
Interest expense - derivative	1,891,115	1,891,115	-	1,891,115	1,891,115	-
Provision for loss on property develop	38,500	38,500	-	38,500	38,500	-
Total Other Expense	2,817,901	2,817,901	-	2,817,901	2,817,901	-

Net Loss Before Income Taxes	(4,048,486)	(3,686,313)	(362,173)	(4,053,486)	(3,691,313)	(362,173)

Provision for Income Taxes	-	-	-	-	-	-

Net Loss	$(4,048,486)	$ (3,686,313)	$(362,173)	$(4,053,486)	$(3,691,313)	$(362,173)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - Basic and Diluted	1,983,002,181	1,881,476,718	101,525,463

The accompanying notes are an integral part of these financial statements

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended			From Inception (Oct 14, 2010)
	December 31, 2013			through December 31, 2013
	Originally			Originally
	Reported	Restated	Difference	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	(4,048,486)	(3,686,313)	(362,173)	(4,053,486)	(3,691,313)	(362,173)
Adjustments to reconcile net loss to net cash			-
provided by operating activities:			-
Common stock issued for services	-	-	-	5,000	5,000	-
Depreciation and amortization	1,527	1,527	-	1,527	1,527	-
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(26,026)	(26,026)	-	(26,026)	(26,026)	-
Increase in inventory	(70,528)	(70,528)	-	(70,528)	(70,528)	-
Increase in prepaid expenses	(143,714)	(28,714)	(115,000)	(143,714)	(28,714)	(115,000)
Increase in advances to related party	13,928	13,928	-	13,928	13,928	-
Increase in accounts payable	97,979	97,979	-	97,979	97,979	-
Increase in accrued liabilities	291,175	291,175	-	291,175	291,175	-
Discount on short-term convertible debt	(128,463)	(128,463)	-	(128,463)	(128,463)	-
Change in fair value of derivative liability	287,162	287162	-	287,162	287,162	-
Net Cash Proceeds (Used) in Operating Activities	(3,725,446)	(3,248,273)	(477,173)	(3,725,446)	(3,248,273)	(477,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in music rights and artists	(1,046,056)	-	(1,046,056)	(1,046,056)	-	(1,046,056)
Investments in movie rights and co-productions	(315,000)	-	(315,000)	(315,000)	-	(315,000)
Purchase of property and equipment	(9,412)	(9,412)	-	(9,412)	(9,412)	-
Net Cash Used In Investing Activities	(1,370,468)	(9,412)	(1,361,056)	(1,370,468)	(9,412)	(1,361,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt	1,667,664	1,552,664	115,000	1,667,664	1,552,664	115,000
Share capital	18,051	18,051	-	18,051	18,051	-
Additional paid in capital	3,474,970	1,751,741	1,723,229	3,474,970	1,751,741	1,723,229
Net Cash Provided by Financing Activities	5,160,685	3,322,456	1,838,229	5,160,685	3,322,456	1,838,229

Net (Decrease) Increase in Cash	$ 64,771	$ 64,771	$ -	$ 64,771	$ 64,771	$ -

Cash at Beginning of Period	$ -	$ -	$ -	$ -	$ -	$ -

Cash at End of Period	$ 64,771	$ 64,771	$ -	$ 64,771	$ 64,771	$ -

The accompanying notes are an integral part of these financial statements

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

Date:  June 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David Michery	CEO/ Director	June 3, 2014

/s/Steven John Corso	CFO	June 3, 2014