Form 10-Q
period 2014-06-30
Primco Management Inc.
filed 2014-08-19
CIK 1516522

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

Commission File Number  333-173119

Primco Management Inc.

 (Exact name of registrant as specified in its charter)

Delaware	27-3696297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2211 Elliott Ave., Suite 200 Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

(206) 455-2940

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

August 19, 2014:  Common Stock - 1,873,002,181

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Primco Management Inc.

(A Development Stage Company)

Consolidated Balance Sheets

		(Restated)
	(Unaudited)	(Audited)
	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$ 458,072	$ 64,771
Accounts receivable, net	20,135	26,026
Inventory, net	70,528	70,528
Advances to related party	71,130	-
Prepaids	-	20,000
Total Current Assets	619,865	181,325

Property and equipment, net	6,427	7,885
Other Assets:
Investment in Suzie Q's NPO	11,076	-
Deposits	5,100	8,714
Total Other Assets	16,176	8,714
Total Assets	$ 642,468	$ 197,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 92,979	$ 97,979
Accrued liabilities	358,275	301,175
Due to related party	19,348	13,928
Short-term notes payable	630,485	713,000
Short-term convertible notes payable, net of discounts	1,326,317	711,201
Derivative liability	3,180,344	287,071
Total Current Liabilities	5,607,748	2,124,354
Total Liabilities	5,607,748	2,124,354
Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized,
7,000,000 shares issued and outstanding, respectively	70	70
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized
4,979,119,725 and 1,873,002,181 shares issued and outstanding, respectively	49,791	18,730
Stock subscription payable	354,362	-
Additional paid in capital	1,942,818	1,746,083
Accumulated deficit during development stage	(7,312,321)	(3,691,313)
Total Stockholders' Equity (Deficit)	(4,965,280)	(1,926,430)

Total Liabilities and Stockholders' Equity	$ 642,468	$ 197,924

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From inception
					(October 14,
	For the Three Months Ended		For the Six Months Ended		2010) through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

Revenues	$ 1,915	$ 13,915	$ 21,155	$ 13,915	$ 93,271
Costs of services	320	10,343	592	10,343	44,715

Gross Margin	1,595	3,572	20,563	3,572	48,556

Operating Expenses:
Consulting	134,279	22,500	199,930	22,500	337,430
General and administrative	183,532	10,766	182,425	37,771	566,758
Management salaries	60,000	90,000	120,000	120,000	494,212
Professional fees	5,750	22,609	41,620	22,609	85,480
Total Operating Expenses	383,561	145,875	543,975	202,880	1,483,880

Loss from Operations	(381,966)	(142,303)	(523,412)	(199,308)	(1,435,324)

Other Expenses:
Interest expense	64,117	239,915	61,651	239,915	949,937
Interest expense - derivative	2,853,148	561,058	3,035,945	561,058	4,927,060
Total Other Expense	2,917,265	800,973	3,097,596	800,973	5,876,997

Net Loss Before Income Taxes	(3,299,231)	(943,276)	(3,621,008)	(1,000,281)	(7,312,321)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$ (3,299,231)	$ (943,276)	$(3,621,008)	$(1,000,281)	$ (7,312,321)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - Basic and Diluted	4,979,119,725	216,391,693	3,897,081,523	200,738,786

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

 (Unaudited)

			From inception
			(October 14,
	For the Six Months Ended		2010) through
	June 30,		June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$ (3,621,008)	$ (1,000,281)	$ (7,312,321)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	-	-	5,000
Depreciation and amortization	1,458	-	2,985
Interest expense- derivative	2,893,273	1,061,057	3,180,344
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	5,891	(4,972)	(20,135)
Increase in inventory	-	(9,393)	(70,528)
Decrease (Increase) in deposits	3,614	-	(5,100)
Increase in advances to related party	(99,665)	25,750	(71,130)
Increase (decrease) in accounts payable	(5,000)	53,590	92,979
Increase in accrued liabilities	76,448	110,656	377,373
Discount on short-term convertible debt	-	(270,029)	-
Net Cash Proceeds (Used) in Operating Activities	(744,989)	(33,622)	(3,820,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	-	(9,412)
Investment in Suzie Q's NPO	(11,073)	-	(11,073)
Net Cash Used In Investing Activities	(11,073)	-	(20,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	795,000	79,150	1,554,000
Proceeds from sale of stock	354,363	-	354,363
Additional paid in capital	-	-	2,390,727
Net Cash Provided by Financing Activities	1,149,363	79,150	4,299,090

Net (Decrease) Increase in Cash	393,301	45,528	458,072

Cash at Beginning of Period	64,771	91	-

Cash at End of Period	$ 458,072	$ 45,619	$ 458,072

Continued on next page

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

 (Unaudited)

Continued from previous page

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$ -	$ -	$ -
Franchise and Income Taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of short term note payable to purchase intellectual property
rights: Music	$ -	$ 916,350	$ 1,442,402
Issuance of short term note payable to purchase intellectual property
rights: Motion Picture	$ -	$ -	$ 315,000
Issuance of short term note payable by Southridge for S-1 legal fees	$ 20,000	$ -	$ 20,000

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2014 and December 31, 2013

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of operations

The Company was incorporated on October 14, 2010 under the laws of the state of Delaware. The Company is a real estate management and property development company and, through its wholly-owned subsidiary, Top Sail Productions, LLC, produces and distributes recorded music and intends to co-produce for distribution lower budgeted motion pictures.

In February, 2014 the Company expanded its operations to include the leasing and property management of facilities for the legal cultivation of medical cannabis, and the acquisition and/or entering into joint ventures with third parties involving the planning, staffing, management and operation of legalized medical marijuana dispensing and cultivation.

Mergers and Acquisitions

Effective January 31, 2013, the Company executed a reverse merger with ESMG, Inc. by entering into a stock purchase agreement whereby the Company acquired all of the issued and outstanding stock of ESMG, Inc. as well as the assets, contracts and obligations of ESMG Inc. existing as of that date, through a cashless exchange of stock. ESMG Inc., which was formed in the state of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division; a radio content syndication division and an on-line interactive sports division. Accordingly, as of January 31, 2013, through the acquisition of ESMG Inc., the Company expanded its operations to include entertainment in addition to continuing to offer real estate management and development services.

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

On June 1, 2013 the board of directors entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.) a Delaware corporation, in which D & B Music, Inc. merged with and into the Company whereby the Company was the only surviving entity. D & B Music, Inc. has a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $242,000 due Pegasus

Group, Inc. together with accrued and unpaid interest thereon of $114, 841 and the issuance of 7,000,000 of the Company’s Series A preferred stock and 20,000,000 of the Company’s common stock to the sole shareholder, David Michery, who is the CEO and director of the Company.

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

Net loss per common share

The Company adopted FASB ASC Topic 260, Earnings Per Share. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares, if any, that would be issued assuming conversion of all potentially dilutive securities outstanding. For all periods diluted earnings per share is not presented, as potentially issuable securities are anti-dilutive.

There are 1,339,288,217 potentially dilutive shares of common stock outstanding as of June 30, 2014 which derive from our outstanding convertible promissory notes.

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

At June 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of June 30, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The Company had only generated minimal revenues from its operations through June 30, 2014 mainly due to the unsuccessful and disappointing sale of recorded music from the music artists it has under contract. As a result, the Company expects to continue to incur operating losses in the near term, and the operations in the near future are expected to continue to require working capital. The ability of the Company to continue as a going concern is in turn dependent on its ability to raise capital to meet its operating requirements.

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

NOTE 3 – REVERSE MERGER WITH ESMG, INC.

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

NOTE  4 - ACQUISITION OF D&B MUSIC INC. & TOP SAIL PRODUCTIONS, LLC

D & B MUSIC, INC.

On June 30, 2013, the Company entered into an asset purchase agreement with D & B Music, Inc. (formerly D & B Records, Inc.) which has the worldwide rights to reproduce and distribute 41 fully produced titles.

The sole shareholder of D & B Music, Inc at the time of asset purchase agreement was David Michery, the Company’s CEO and President. The Company did not record an intangible asset on this acquisition because the transaction was consumed between related parties. The Company did not have an independent valuation of the assets acquired. The cost to acquire D & B Music, Inc. was the assumption of $357,111 in liabilities as well as the par value of stock issued as noted in part (b) below

The cost of $357,111 represents:

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

The Company has begun to compile and re-release albums of artists comprised in both music catalogs. Interest continues to accrue at the rate of 10% on the balance of principal due to Pegasus Group, Inc.,

Top Sail Productions, LLC

On May 30, 2013, the Company completed and funded the acquisition of Top Sail Productions, “Top Sail” a music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company.  The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who will continue as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment entities owned by the Company.  The

Company purchased the membership interests in Top Sail for a total of $440,000.  The initial payment was $75,000 cash and 5,000,000 restricted common shares in the Company. The remaining $350,000 balance is being paid in installments until June 30, 2016.

NOTE 5 - ACCOUNTS RECEIVABLE AND INVENTORY

Accounts receivable represents the net amount due from WEA/Warner Music Group from the sale of Top Sale Productions’ music CDs, and ESMG’s digital music releases. As of June 30, 2014 and December 31, 2013, the Company had accounts receivable balances of $20,135 and $0.

Inventory represents the finished cost of Top Sail Productions’ music CDs (including prepaid royalties to music artists) available for resale to consumers, less a reserve for defective CDs of $3,729. As of June 30, 2014 and December 31, 2013, the Company had net inventory balances of $70,528.

NOTE 6 – PREPAID EXPENSES

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

NOTE 7 – FIXED ASSETS: PROPERTY & EQUIPMENT

Property and equipment consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Property and equipment, net	$9,412	$9,412
Less: accumulated depreciation	2,985	1,527
Property and equipment, net	$6,427	$7,885

Depreciation expense for the six months ended June 30, 2014 and 2013 was $1,458 and $0.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2014 and December 31, 2013 represent the following:

	June 30, 2013	December 31, 2013
Accrued interest: D & B Music, Inc. (See Note 6)	$ 150,828	$ 134,805
Other accrued interest on short-term debt	86,063	40,658
Accrued management compensation due CEO and CFO	121,384	125,712
Total accrued liabilities	$ 358,275	$ 301,175

NOTE 9 – COMMITMENTS & CONTINGENCIES

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

As of June 30, 2014, the Company has not made any payments or advanced any assets pursuant to the joint venture agreement with CanMEd.

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

Office lease

In late 2013, the Company cancelled its lease at 6725 Sunset Boulevard, Suite 420, Hollywood, CA 90028. Subsequently after cancelling the lease, an officer of the Company executed two leases for adjoining commercial office buildings in Orange County, CA where the Company will house ESMG’s music and motion picture operations as well as Top Sail Production operations. The first lease executed on October 24, 2013 is for three year with fixed payment terms of $1,750 a month. The second lease executed on June 13, 2014 is for five years with variable payment terms. The lease payments are $1,750 a month until August 31, 2014. The monthly lease payments then increase September 1, 2014 through June 14, 2015 to $3,500.  The monthly lease payments then increase June 15, 2014 through June 14, 2016 to $4,000. The monthly lease payments then increase June 15, 2016 through June 14, 2017 to $4,120. The monthly lease payments then increase June 15, 2017 through June 14, 2018 to $4,243. The monthly lease payments then increase June 15, 2018 through June 14, 2019 to $4,370. Both leases were originally executed in the name of an officer of the Company. In July of 2014, the Company was assigned the lease from the respective officer of the Company.

Minimum future rental payments under the agreement are as follows:

2014 - $28,000

2015 - $66,000

2016 - $66,720

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to/from related party

From time to time, the Company will advance money to and from an affiliated company at zero interest, payable on demand.  The amount due to an affiliated company represents the balance due to Michery Inc., a private company owned by our CEO, David Michery.  As of June 30, 2014 and December 31, 2013, the Company had a due to related party balance of $19,348 and $13,928.

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

NOTE 11 – SHORT TERM DEBT

On November 25, 2013, Magna Funds, LLC entered into a debt purchase agreement with GAGG, Inc. for the purchase and assignment of $50,000 in principle of that certain promissory note to GAGG, Inc. in the original amount of $250,000 dated May 21, 2013. On the same date, the Company then entered into a convertible debenture with Magna Funds, LLC for that $50,000 of debt assigned. As of June 30, 2014, Magna Funds, LLC converted $50,000 of principle into 909,545,456 unrestricted common shares of the Company.

On December 30, 2013, Magna Funds, LLC entered into a debt purchase agreement with GAGG, Inc. for the purchase and assignment of $50,000 in principle of that certain promissory note to GAGG, Inc. in the original amount of $250,000 dated May 21, 2013. On the same date, the Company then entered into a convertible debenture with Magna Funds, LLC for that $50,000 of debt assigned. As of June 30, 2014, Magna Funds, LLC converted $14,450 of principle into 87,578,384 unrestricted common shares of the Company.

On January 13, 2014, Sherry Harden entered into a debt purchase agreement with Pegasus Capital, Inc. for a $5,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $5,000 portion of debt assigned to Mrs. Harden through the debt purchase agreement. As of June 30, 2014, Mrs. Harden converted $5,000 of principle into 100,000,000 unrestricted common shares of the Company.

On January 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $5,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $5,000 portion of debt assigned to SFH Captial, LLC. As of June 30, 2014, SFH Capital, LLC converted $5,000 of principle into 100,000,000 unrestricted common shares of the Company.

On February 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $22,515 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $22,515 portion of debt assigned to SFH Captial, LLC. As of June 30, 2014, SFH Capital, LLC converted $22,515 of principle into 125,000,000 unrestricted common shares of the Company.

On February 28, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $90,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $90,000 portion of debt assigned to SFH Captial, LLC. As of June 30, 2014, SFH Capital, LLC converted $27,515 of principle into 225,000,000 unrestricted common shares of the Company.

Short-term debt at June 30, 2014 and December 31, 2013 represents the following:

	June 30, 2014	December 31, 2013
Balance of Promissory Note due GGAG, Inc.	$150,000	$200,000
Balance of Promissory Note due Pegasus Group, Inc.	195,485	228,000
Promissory Note due Southridge Partners II, LLC	20,000	100,000
Balance of Promissory Note due Gorilla Pictures	265,000	265,000
Total Notes Due	$630,485	$793,000

NOTE 12 - SHORT-TERM CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

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

LG Capital

On April 1, 2014, the Company issued a convertible note of $100,000 to LG Capital Funding, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of April 1, 2015.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  As of June 30, 2014, LG Capital Funding, LLC has not converted any debt.

Inter-Mountain Capital Corp.

On April 21, 2014, the Company executed a secured convertible promissory note and securities purchase agreement with Inter-Mountain Capital Corp.  The note is personally secured by an officer of the Company. The convertible promissory note is in the amount up to $2,207,500, accrues interest at 9% per annum, and is payable by March 21, 2016. The note is convertible into common shares of the Company at a conversion rate fixed at $0.0075 per share. As of June 30, 2014, Inter-Mountain Capital Corp. has funded the Company $500,000.

Adar Bays, LLC

On May 27, 2014, the Company issued a convertible note of $75,000 to Adar Bays, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of May 27, 2015.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  As of June 30, 2014, Adar Bays, LLC has not converted any debt.

SFH Capital, LLC

On June 27, 2014, the Company executed a convertible promissory note with SFH Capital, LLC in the amount of $50,000 bearing interest of 10% per annum and maturing on June 27, 2015. The $50,000 was wired directly to WHC Capital, LLC whom is another note holder of the Company. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the ten () trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  As of June 30, 2014, SFH Capital, LLC has not converted any debt.

Short –term convertible debt at June 30, 2014 and December 31, 2013 represents the following:

Convertible Debt Due:	Original Principal	Reduction through conversion to stock as of June 30, 2013	Balance at June 30, 2014	Balance at December 31, 2013
Asher Enterprises, Inc.	$220,500	($120,800)	$99,700	$125,000
Magna Group, Inc/Hanover Holdings	272,500	(241,750)	30,750	45,000
Redwood Management, LLC	200,000	(200,000)		0
Redwood Fund II, LLC	150,000	(69,689)	80,311	119,664
WHC Capital, LLC	800,000	(319,744)	480,256	500,000
LG Capital	50,000	-	50,000	-
Elegant Funding	20,000	-	20,000	-
Fourth Street Fund LP	50,000	(10,000)	40,000	50,000
Less: Discounts				(128,463)
Total	$1,763,000	$(961,983)	$801,017	$711,201

Nature of Derivative Liability

From time-to-time, the Company enters into convertible note agreements whereby the conversion feature is required to be bifurcated out as a derivative liability.

The derivative liability at June 30, 2014 and December 31, 2013 related to the following convertible notes,

	June 30, 2014	December 31, 2013
Magna Group, Inc.	$ 1,676	$45,166
Redwood Fund II, LLC	114,835	145,773
Southridge Partners II, LLC	-	25,998
WHC Capital, LLC	155,135	70,134
LG Capital	47,766	-
Elegant Funding	1,565	-
Fourth Street Funding	6,219	-
	$327,196	$287,071

The following is the range of variables used in revaluing the derivative liabilities at June 30, 2014 and December 31, 2013:

Annual dividend yield	0
Expected life (years) of	0.08 - 1.43
Risk-free interest rate	0.02 - 0.17%
Expected volatility	170.8 - 400.9%

NOTE 13 – STOCKHOLDERS EQUITY

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

As of June 30, 2014 and December 31, 2013 the Company has 7,000,000 shares of preferred stock outstanding.

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

On February 13, 2014, the board of directors of the Company adopted a resolution approving an amendment to our Articles of Incorporation increasing the authorized common shares from 5,000,000,000 common shares, par value $0.00001 to 9,000,000,000 common shares, par value $0.00001. The effectuating of this corporate action will not be filed with the Secretary of State for the State of Delaware, until twenty (20) days after the date of a Definitive Information Statement is filed with the Securities and Exchange Commission.

Common Stock Issuances

In the year ended December 31, 2013, the Company issued 1,798,090,181 shares of common stock of which 5,000,000 shares were for the purchase of Top Sail Productions, LLC as a wholly owned subsidiary, 20,000,000 shares were for the acquisition of D&B Music and 1,663,090,181 shares were for the reduction of $824,640 in convertible debt.

In the six months ended June 30, 2014, the Company issued 3,241,997,544 shares of common stock for the reduction of $191,171 in convertible debt. The Company also temporarily canceled 135,880,000 shares to its CEO David Michery to allow the Company to issue additional shares to other parties because it reached its maximum authorized shares. The Company is currently in the process of increasing its authorized shares.

Stock Subscription Payable

In the six months ended June 30, 2014, the Company sold stock purchase agreements for 400,790,341 common shares for $354,363 cash. The Company does not have the authorized shares available to issue these shares and therefore has recorded them as a stock subscription payable. Reference “Authorized Common Stock” above for information regarding increase in authorized common shares.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no other material subsequent events exist.

1.

On July 19, 2014, the Company entered into a letter agreement with DTRB Management Inc. d/b/a Casico, a Delaware corporation operating in the State of Michigan. The letter sets forth terms to develop one or more properties and establish a medical marijuana grow-room rental facilities and dispensaries in the State of Michigan. The company will use reasonable commercial efforts to secure $350,000 in funding to develop the properties.

2.

On July 22, 2014, the Company executed an amendment to the Asset Purchase Agreement with Jessica Vance, the owner of Suzie Q’s NPO, dated March 7, 2014. The assets purchases consist of permits and licenses issued by the City of Seattle for the cultivation and sale of medical cannabis as well as all the necessary equipment and furniture to operate the business. The Company paid $20,000 for the purchase of Suzie Q’s NPO.

3.

On July 22, 2014, the Company executed a consulting agreement with Jessica Vance whereby the Company will pay Ms. Vance a signing bonus of $80,000 within 30 days of the executed consulting agreement. The Company will also issue Ms. Vance 25,000,000 restricted common shares and offer a potential performance bonus of up to $50,000 if revenue targets are met within the first 90 days after the Company takes over operations of Suzie Q’s. Ms. Vance will provide operational support services to the Company with respect to the operations of Suzie Q’s NPO.

4.

In July of 2014, the Company executed a convertible note agreement with Beaufort Capital Partners, LLC in the amount of $100,000, interest of 12% per annum, payable by December 30, 2014 and convertible into common shares of the Company at a 38% discount to market based on the (3) three lowest closing prices within (10) ten days prior to conversion.

NOTE 15 – RESTATEMENT OF FINANCIAL STATEMENTS

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

Results of Operations for the three months ended June 30, 2014

For the three months ended June 30, 2014 we generated revenues of $1,915, which resulted in a gross margin of $1,595 after the cost of services of $320 compared to revenues of $13,915, which resulted in a gross margin of $3,572 after the cost of services of $10,343 for the three months ended June 30, 2013.

Our operating expenses for the three months ended June 30, 2014 totaled $383,561, compared to $145,875 for the three months ended June 30, 2013. By comparison, our operating expenses increased due to additional consulting and legal fees from increased operating activities.

For the three months ended June 30, 2014 we incurred non-operating expenses totaling $2,917,265 as compared to $800,973 for the three months ended June 30, 2013. By comparison, the increase was due to additional derivative interest recorded which was attributable to the outstanding convertible debt.

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management, consultants, accountants, lawyers and office operations.

Results of Operations for the six months ended June 30, 2014

For the six months ended June 30, 2014 we generated gross revenues of $21,155, resulting in a gross margin of $20,563 after the cost of service of $592, compared to revenues of $13,915, resulting in a gross margin of $3,572 after the cost of service of $10,343 for the six months ended June 30, 2013.

Our operating expenses for the six months ended June 30, 2014 totaled $543,975, compared to $202,880 for the six months ended June 30, 2013. By comparison, our operating expenses increased due to additional consulting and legal fees from increased operating activities.

For the six months ended June 30, 2014 we incurred non-operating expenses totaling $3,097,596 as compared to $800,973 for the six months ended June 30, 2013. By comparison, the increase was due to additional derivative interest recorded which was attributable to the outstanding convertible debt.

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management, consultants, accountants, lawyers and office operations.

Liquidity and Capital Resources

As of June 30, 2014, the Company has a working capital deficit of $4,987,883 compared to a working capital deficit as of December 31, 2013 of $1,943,029. The working capital deficit increased primarily due to the increase in convertible debt and derivative liability associated with said convertible debt.

For the six months ended June 30, 2014, our cash used in operating activities was $744,989 compared to cash used in operating activities of $33,622 the six months ended June 30, 2013.

For the six months ended June 30, 2014, our cash used in investing activities was $11,073 which was from our initial investment in Suzie Q’s.

For the six months ended June 30, 2014, our cash provided by financing activities was $1,149,363 which consisted of $795,000 from convertible notes payable and $354,363 in proceeds from sale of stock subscriptions.

We have had no off balance sheet arrangements since inception through June 30, 2014.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2014 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation.  Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2014, the Company executed a stock purchase agreement with SFH Capital, LLC whereby the Company will issue 40,000,000 shares of common stock for $60,000 cash. As of the date of this filing, the shares have not yet been issued. The shares issuable to SFH Capital, LLC will be restricted in their transfer as required by the Securities Act.

On April 27, 2014, the Company executed a stock purchase agreement with SFH Capital, LLC whereby the Company will issue 33,325,000 shares of common stock for $49,988 cash. As of the date of this filing, the shares have not yet been issued. The shares issuable to SFH Capital, LLC will be restricted in their transfer as required by the Securities Act.

On May 9, 2014, the Company executed a stock purchase agreement with SFH Capital, LLC whereby the Company will issue 45,454,546 shares of common stock for $50,000 cash. As of the date of this filing, the shares have not yet been issued. The shares issuable to SFH Capital, LLC will be restricted in their transfer as required by the Securities Act.

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

Dated: August 19, 2014

Primco Management Inc.

/s/ David Michery

    David Michery

    Chief Executive Officer

/s/ Steven J. Corso

     Steven J. Corso

     Chief Financial Officer