Form 10-Q/A
period 2014-06-30
Primco Management Inc.
filed 2014-09-05
CIK 1516522

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

September 5, 2014:  Common Stock - 1,873,002,181

EXPLANATORY NOTE

Primco Management, Inc. is filing this Amendment to our Quarterly Report on the Form 10-Q for the three and six months ended June 30, 2014, as filed with the U.S. Securities Exchange Commission on August 19, 2014, to record additional revenues and costs of revenues not recorded due to delays from an outside third party collections agency whom tracks CD sales for our subsidiary Top Sail Productions, LLC.

This Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Primco Management Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	(Restated)	(Restated)
	(Unaudited)	(Audited)
	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$ 458,072	$ 64,771
Accounts receivable, net	32,633	26,026
Inventory, net	70,528	70,528
Advances to related party	71,130	-
Prepaids	-	20,000
Total Current Assets	6 32,363	181,325

Property and equipment, net	6,427	7,885
Other Assets:
Investment in Suzie Q's NPO	11,076	-
Deposits	5,100	8,714
Total Other Assets	16,176	8,714
Total Assets	$ 6 54,966	$ 197,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 92,979	$ 97,979
Accrued liabilities	358,275	301,175
Due to related party	19,348	13,928
Short-term notes payable	630,485	713,000
Short-term convertible notes payable, net of discounts	1,326,317	711,201
Derivative liability	3,180,344	287,071
Total Current Liabilities	5,607,748	2,124,354
Total Liabilities	5,607,748	2,124,354
Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized,
7,000,000 shares issued and outstanding, respectively	70	70
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized
4,979,119,725 and 1,873,002,181 shares issued and outstanding, respectively	49,791	18,730
Stock subscription payable	354,362	-
Additional paid in capital	1,942,818	1,746,083
Accumulated deficit during development stage	(7, 299,823 )	(3,691,313)
Total Stockholders' Equity (Deficit)	(4,9 52,782 )	(1,926,430)

Total Liabilities and Stockholders' Equity	$ 6 54,966	$ 197,924

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From inception
					(October 14,
	For the Three Months Ended		For the Six Months Ended		2010) through
	June 30,		June 30,		June 30,
	(Restated) 2014	2013	(Restated) 2014	2013	(Restated) 2014

Revenues	$ 45,114	$ 13,915	$ 57,114	$ 13,915	$ 129,230
Costs of services	22,782	10,343	24,053	10,343	68,176

Gross Margin	22,332	3,572	33,061	3,572	61,054

Operating Expenses:
Consulting	134,279	22,500	199,930	22,500	337,430
General and administrative	1 07,527	10,766	182,425	37,771	566,758
Management salaries	60,000	90,000	120,000	120,000	494,212
Professional fees	5,750	22,609	41,620	22,609	85,480
Total Operating Expenses	3 07,556	145,875	543,975	202,880	1,483,880

Loss from Operations	(285,224)	(142,303)	(5 10,914 )	(199,308)	(1, 422,826 )

Other Expenses:
Interest expense	48,095	239,915	61,651	239,915	949,937
Interest expense - derivative	2,853,148	561,058	3,035,945	561,058	4,927,060
Total Other Expense	2, 901,243	800,973	3,097,596	800,973	5,876,997

Net Loss Before Income Taxes	(3, 186,467 )	(943,276)	(3,6 08,510 )	(1,000,281)	(7, 299,823 )

Provision for Income Taxes	-	-	-	-	-

Net Loss	$ (3, 186,467 )	$ (943,276)	$(3, 608,510 )	$(1,000,281)	$ (7, 299,823 )

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - Basic and Diluted	4,979,119,725	216,391,693	3,897,081,523	200,738,786

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

 (Unaudited)

			From inception
			(October 14,
	For the Six Months Ended		2010) through
	June 30,		June 30,
	(Restated) 2014	2013	(Restated) 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$ (3,6 08,510 )	$ (1,000,281)	$ (7, 299,823 )
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	-	-	5,000
Depreciation and amortization	1,458	-	2,985
Interest expense- derivative	2,893,273	1,061,057	3,180,344
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(6,607)	(4,972)	(32,633)
Increase in inventory	-	(9,393)	(70,528)
Decrease (Increase) in deposits	3,614	-	(5,100)
Increase in advances to related party	(99,665)	25,750	(71,130)
Increase (decrease) in accounts payable	(5,000)	53,590	92,979
Increase in accrued liabilities	76,448	110,656	377,373
Discount on short-term convertible debt	-	(270,029)	-
Net Cash Proceeds (Used) in Operating Activities	(744,989)	(33,622)	(3,820,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	-	(9,412)
Investment in Suzie Q's NPO	(11,073)	-	(11,073)
Net Cash Used In Investing Activities	(11,073)	-	(20,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	795,000	79,150	1,554,000
Proceeds from sale of stock	354,363	-	354,363
Additional paid in capital	-	-	2,390,727
Net Cash Provided by Financing Activities	1,149,363	79,150	4,299,090

Net (Decrease) Increase in Cash	393,301	45,528	458,072

Cash at Beginning of Period	64,771	91	-

Cash at End of Period	$ 458,072	$ 45,619	$ 458,072

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

NOTE 15 – RESTATEMENT OF JUNE 30, 2014 FINANCIAL STATEMENTS

The Company has restated its consolidated balance sheet as of June 30, 2014, its consolidated statement of operations for the three and six months ended June 30, 2014 and from inception (October 14, 2010) to June 30, 2014, its consolidated statement of cash flows for the six months ended June 30, 2014 and from inception (October 14, 2010) to June 30, 2014 to account for additional revenues and costs of revenues earned in the three months ended June 30, 2014.

The following are previously recorded and restated balances as of June 30, 2014, for the six months ended June 30, 2014 and from inception (October 14, 2010) to June 30, 2014.

PRIMCO MANAGEMENT, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2014
	Originally
	Report	Restated	Difference
ASSETS
Current Assets:
Cash and cash equivalents	$ 458,072	$ 458,072	$ -
Accounts receivable, net	20,135	32,633	12,498
Inventory, net	70,528	70,528	-
Advances to related party	71,130	71,130	-
Prepaids	-	-	-
Total Current Assets	619,865	632,363	12,498
Property and equipment, net	6,427	6,427	-

Other Assets:
Investment in Suzie Q's NPO	11,076	11,076	-
Deposits	5,100	5,100	-
Total Other Assets	16,176	16,176	-
Total Assets	$ 642,468	$ 654,966	$ 12,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 92,979	$ 92,979	$ -
Accrued liabilities	358,275	358,275	-
Due to related party	19,348	19,348	-
Short-term notes payable	630,485	630,485	-
Short-term convertible notes payable, net of discounts	1,326,317	1,326,317	-
Derivative liability	3,180,344	3,180,344	-
Total Current Liabilities	5,607,748	5,607,748	-
Total Liabilities	5,607,748	5,607,748	-

Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized,
7,000,000 shares issued and outstanding, respectively	70	70	-
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized
4,979,119,725 and 1,873,002,181 shares issued and outstanding, respectively	49,791	49,791	-
Stock subscription payable	354,362	354,362	-
Additional paid in capital	1,942,818	1,942,818	-
Accumulated deficit during development stage	(7,312,321)	(7,299,823)	12,498
Total Stockholders' Equity (Deficit)	(4,965,280)	(4,952,782)	12,498
Total Liabilities and Stockholders' Equity	$ 642,468	$ 654,966	$ 12,498

The accompanying notes are an integral part of these unaudited financial statements.

PRIMCO MANAGEMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30, 2014
	Originally
	Reported	Restated	Difference

Revenues	$ 21,155	$ 57,114	$ 35,959
Costs of revenues	592	24,053	23,461

Gross Margin	20,563	33,061	12,498

Operating Expenses:
Consulting	199,930	199,930	-
General and administrative	182,425	182,425	-
Management salaries	120,000	120,000	-
Professional fees	41,620	41,620	-
Total Operating Expenses	543,975	543,975	-

Loss from Operations	(523,412)	(510,914)	12,498

Other Expenses:
Interest expense	61,651	61,651	-
Interest expense - derivative	3,035,945	3,035,945	-
Total Other Expense	3,097,596	3,097,596	-

Net Loss Before Income Taxes	(3,621,008)	(3,608,510)	12,498

Provision for Income Taxes	-	-	-

Net Loss	$ (3,621,008)	$ (3,608,510)	$ 12,498

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ -

Weighted average number of shares
outstanding - Basic and Diluted	3,897,081,523	3,897,081,523	-

The accompanying notes are an integral part of these unaudited financial statements.

PRIMCO MANAGEMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2014
	Originally
	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(3,621,008)	$(3,608,510)	$ 12,498
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	-	-	-
Depreciation and amortization	1,458	1,458	-
Interest expense- derivative	2,893,273	2,893,273	-
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	5,891	(6,607)	(12,498)
Increase in inventory	-	-	-
Decrease (Increase) in deposits	3,614	3,614	-
Increase in advances to related party	(99,665)	(99,665)	-
Increase (decrease) in accounts payable	(5,000)	(5,000)	-
Increase in accrued liabilities	76,448	76,448	-
Discount on short-term convertible debt	-	-	-
Net Cash Proceeds (Used) in Operating Activities	(744,989)	(744,989)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	-	-
Investment in Suzie Q's NPO	(11,073)	(11,073)	-
Net Cash Used In Investing Activities	(11,073)	(11,073)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	795,000	795,000	-
Proceeds from sale of stock	354,363	354,363	-
Additional paid in capital	-	-	-
Net Cash Provided by Financing Activities	1,149,363	1,149,363	-

Net (Decrease) Increase in Cash	393,301	393,301	-
Cash at Beginning of Period	64,771	64,771	-
Cash at End of Period	$ 458,072	$ 458,072	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$ -	$ -	$ -
Franchise and Income Taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of short term note payable to purchase intellectual property
rights: Music	$ -	$ -	$ -
Issuance of short term note payable to purchase intellectual property
rights: Motion Picture	$ -	$ -	$ -
Issuance of short term note payable by Southridge for S-1 legal fees	$ 20,000	$ 20,000	$ -

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 16 – RESTATEMENT OF DECEMBER 31, 2013 FINANCIAL STATEMENTS

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

Results of Operations for the three months ended June 30, 2014

For the three months ended June 30, 2014 we generated revenues of $ 45,114 , which resulted in a gross margin of $ 22,332 after the cost of services of $ 222,782 compared to revenues of $13,915, which resulted in a gross margin of $3,572 after the cost of services of $10,343 for the three months ended June 30, 2013.

Our operating expenses for the three months ended June 30, 2014 totaled $ 307,556 , compared to $145,875 for the three months ended June 30, 2013. By comparison, our operating expenses increased due to additional consulting and legal fees from increased operating activities.

For the three months ended June 30, 2014 we incurred non-operating expenses totaling $ 2,901,243 as compared to $800,973 for the three months ended June 30, 2013. By comparison, the increase was due to additional derivative interest recorded which was attributable to the outstanding convertible debt.

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management, consultants, accountants, lawyers and office operations.

Results of Operations for the six months ended June 30, 2014

For the six months ended June 30, 2014 we generated gross revenues of $ 57,114 , resulting in a gross margin of $ 33,061 after the cost of service of $ 24,053 , compared to revenues of $13,915, resulting in a gross margin of $3,572 after the cost of service of $10,343 for the six months ended June 30, 2013.

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

Liquidity and Capital Resources

As of June 30, 2014, the Company has a working capital deficit of $ 4,952,782 compared to a working capital deficit as of December 31, 2013 of $1,926,430. The working capital deficit increased primarily due to the increase in convertible debt and derivative liability associated with said convertible debt.

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

Dated: September 5, 2014

Primco Management Inc.

/s/ David Michery

    David Michery

    Chief Executive Officer

/s/ Steven J. Corso

     Steven J. Corso

     Chief Financial Officer