Form 10-K/A
period 2013-12-31
Primco Management Inc.
filed 2014-10-01
CIK 1516522

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

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

As of September 30, 2014, the registrant had 4,979,119,725 shares of our common stock were issued and outstanding and 7,000,000 shares of our preferred stock were issued and outstanding.

Documents Incorporated by Reference:      None.

EXPLANATORY NOTE

Primco Management, Inc. is filing this Amendment to our Annual Report on the Form-10-K for the fiscal year ended December 31, 2013 as filed with the U.S. Securities Exchange Commission on April 15, 2014, most notably to correct the omission of Item 11. Executive Compensation and the corresponding information in the footnotes made in the due course of the original filing.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

Primco Management Inc.

Form 10-K/A

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

 On May 30, 2013, the Company completed and funded the acquisition of Top Sail Productions, “Top Sail” a music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company.  The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who has continued as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment entities owned by the Company.  The Company purchased the membership interests in Top Sail for a total of $440,000.  The initial payment was $75,000 and $15,000 worth of the Company’s 5,000,000 restricted common shares. The remaining $350,000 is being paid in installments through June 30, 2016 pursuant to a three year consulting agreement with Mr. Gullo.  As of December 31, 2013, the Company has paid a total of $37,500 ($6,250 per month) pursuant to the payment terms of the consulting agreement..

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

Our operating expenses for the year ended December 31, 2013 totaled $896,405, which included management compensation of $374,212; consultants fees of $ 239,500,  legal and audit fees of $43,860 and all other operating costs of $239,500.  The net operating loss was $868,412 for the year.  By comparison, our operating expenses for the year ended December 31, 2012 totaled $5,000, which was entirely from stock issued to consultants, resulting in a net operating loss of $137,540.

For the year ended December 31, 2013, we incurred non-operating expenses totaling $2,817,901, including interest expense of $ 888,286, loss (net) on change in fair value of derivatives of $1,891,115 and a provision for loss on property development of $38,500. This resulted in a net loss for the year ended December 31, 2013 of $3,686,313, compared with a net loss of $5,000 for the year ended December 31, 2012.

For the period from inception (October 14, 2010) through December 31, 2013, we generated cumulative gross revenues of $72,116 or $27,993 after cost of sales.  Our operating expenses for the same period cumulatively totaled $873,412, resulting in a cumulative loss from operations of $873,412. After deducting a total of $2,817,901 for cumulative non-operating expenses (including interest expense of $888,286, loss on change in fair value of derivatives and $38,500 reserve for loss on property development) the overall cumulative net loss from inception  through December 31, 2013 totaled $3,691,313.

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management, consultants and office operations.

Liquidity and Capital Resources

Our cash resources totaled $64,771 at December 31, 2013 (an increase from $0 at December 31, 2012). However, our total current assets at December 31, 2013 amounted to $181,325 against total current liabilities of $2,124,354.  Accordingly, we need a new infusion of capital to sustain our operations from third-party sources.

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

NOTE 6 – ACQUISITION OF D&B MUSIC, INC.

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

As of December 31, 2013, the Company had an accrued salary liability to its CEO, David Michery, in the amount of $83,808 and an accrued salary liability to its CFO, Alan Bailey, in the amount of $41,904. In the year ended December 31, 2013, the Company made cash payments against Mr. Michery’s salary agreement in the amount of $130,000. In the year ended December 31, 2013 the Company made cash payments against Mr. Bailey’s salary agreement in the amount of $77,500.

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

Minimum future rental payments under the agreement are as follows:

2014 - $61,033

2015 - $93,830

2016 - $96,655

Employment agreements

On February 7, 2013, the Company executed an employment agreement with its CEO, David Michery and its CFO, Alan Bailey. The employment agreement with Mr. Michery is for two years with an annual salary of $240,000 with no bonus or stock options. The employment agreement with Mr. Bailey is for two years with an annual salary of $120,000 with no bonus or stock options. As of December 31, 2013, the Company had an accrued salary liability to Mr. Michery in the amount of $83,808 and an accrued salary liability to Mr. Bailey in the amount of $41,904. In the year ended December 31, 2013, the Company actually paid $130,000 in cash payments to Mr. Michery pursuant to his salary agreement. In the year ended December 31, 2013, the Company actually paid $77,500 in cash payments to Mr. Bailey pursuant to his salary agreement.

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

Employment Agreements

On February 7, 2013, the Company executed an employment agreement with its CEO, David Michery and its CFO, Alan Bailey. The employment agreement with Mr. Michery is for two years with an annual salary of $240,000 with no bonus or stock options. The employment agreement with Mr. Bailey is for two years with an annual salary of $120,000 with no bonus or stock options. As of December 31, 2013, the Company had an accrued salary liability to Mr. Michery in the amount of $83,808 and an accrued salary liability to

Mr. Bailey in the amount of $41,904. In the year ended December 31, 2013, the Company actually paid $130,000 in cash payments to Mr. Michery pursuant to his salary agreement. In the year ended December 31, 2013, the Company actually paid $77,500 in cash payments to Mr. Bailey pursuant to his salary agreement.

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

Short-term debt at December 31, 2013 represents the following:

Balance of Promissory Note due GGAG, Inc.	200,000
Balance of Promissory Note due Pegasus Group, Inc.	228,000
Promissory Note due Southridge Partners II, LLC	20,000
Balance of Promissory Note due Gorilla Pictures	265,000
Total Notes Due	$713,000

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

Family Relationships

None

Change-In-Control Arrangements

There are currently two executed employment agreements with our officers or directors which are reference in footnote 10 in our financial statements . There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of any of our directors, officers or consultants. There are no arrangements for our directors, officers, employees or consultants that would result from a change-in-control.

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

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended December 31, 2013 and December 31, 2012.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Michery, CEO and Director	2013 2012	240,000 -	- -	- -	- -	- -	- -	- -	240,000 -

Alan Bailey, CFO and Secretary	2013 2012	120,000 -	- -	- -	- -	- -	- -	- -	120,000 -

(1)

David Michery: age 47: President, CEO, Director: February 7, 2013 to present.

(2)

Alan J. Bailey: age 66: CFO, Secretary, Director: February 7, 2013 to February 14, 2014.

Employment Agreements

On February 7, 2013, the Company executed an employment agreement with its CEO, David Michery and its CFO, Alan Bailey. The employment agreement with Mr. Michery is for two years with an annual salary of $240,000 with no bonus or stock options. The employment agreement with Mr. Bailey is for two years with an annual salary of $120,000 with no bonus or stock options. As of December 31, 2013, the Company had an accrued salary liability to Mr. Michery in the amount of $83,808 and an accrued salary liability to Mr. Bailey in the amount of $41,904. In the year ended December 31, 2013, the Company actually paid $130,000 in cash payments to Mr. Michery pursuant to his salary agreement. In the year ended December 31, 2013, the Company actually paid $77,500 in cash payments to Mr. Bailey pursuant to his salary agreement.

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

Employment Agreements

On February 7, 2013, the Company executed an employment agreement with its CEO, David Michery and its CFO, Alan Bailey. The employment agreement with Mr. Michery is for two years with an annual salary of $240,000 with no bonus or stock options. The employment agreement with Mr. Bailey is for two years with an annual salary of $120,000 with no bonus or stock options. As of December 31, 2013, the Company had an accrued salary liability to Mr. Michery in the amount of $83,808 and an accrued salary liability to Mr. Bailey in the amount of $41,904. In the year ended December 31, 2013, the Company actually paid $130,000 in cash payments to Mr. Michery pursuant to his salary agreement. In the year ended December 31, 2013, the Company actually paid $77,500 in cash payments to Mr. Bailey pursuant to his salary agreement.

Corporate Office

Alan J. Bailey, an officer and director of the Company until February 14, 2014, continues to provide space for the corporate office of the Company at 1875 Century Park East, 6th Floor, Suite 73, Century City, CA 90067 at no cost.

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

Date:   September 30 , 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David Michery	CEO/ Director	September 30 , 2014

/s/Steven John Corso	CFO	September 30 , 2014