Form 10-Q/A
period 2014-06-30
Primco Management Inc.
filed 2014-10-01
CIK 1516522

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

September 30, 2014:  Common Stock - 4,979,119,725

EXPLANATORY NOTE

Primco Management, Inc. is filing this Amendment to our Quarterly Report on the Form 10-Q for the three and six months ended June 30, 2014, as filed with the U.S. Securities Exchange Commission on September 5, 2014, to correct the amount of shares outstanding as of the most current date and to correct errors and omissions to the convertible debt footnote, the derivative liability footnote, the related party footnote, and the commitments and contingencies footnote.

This Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Primco Management Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	(Restated)	(Restated)
	(Unaudited)	(Audited)
	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$ 458,072	$ 64,771
Accounts receivable, net	32,633	26,026
Inventory, net	70,528	70,528
Advances to related party	71,130	-
Prepaids	-	20,000
Total Current Assets	632,363	181,325

Property and equipment, net	6,427	7,885
Other Assets:
Investment in Suzie Q's NPO	11,076	-
Deposits	5,100	8,714
Total Other Assets	16,176	8,714
Total Assets	$ 654,966	$ 197,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 92,979	$ 97,979
Accrued liabilities	358,275	301,175
Due to related party	19,348	13,928
Short-term notes payable	630,485	713,000
Short-term convertible notes payable, net of discounts	1,326,317	711,201
Derivative liability	3,180,344	287,071
Total Current Liabilities	5,607,748	2,124,354
Total Liabilities	5,607,748	2,124,354
Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized,
7,000,000 shares issued and outstanding, respectively	70	70
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized
4,979,119,725 and 1,873,002,181 shares issued and outstanding, respectively	49,791	18,730
Stock subscription payable	354,362	-
Additional paid in capital	1,942,818	1,746,083
Accumulated deficit during development stage	(7,299,823)	(3,691,313)
Total Stockholders' Equity (Deficit)	(4,952,782)	(1,926,430)

Total Liabilities and Stockholders' Equity	$ 654,966	$ 197,924

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					From inception
					(October 14,
	For the Three Months Ended		For the Six Months Ended		2010) through
	June 30,		June 30,		June 30,
	(Restated) 2014	2013	(Restated) 2014	2013	(Restated) 2014

Revenues	$ 45,114	$ 13,915	$ 57,114	$ 13,915	$ 129,230
Costs of services	22,782	10,343	24,053	10,343	68,176

Gross Margin	22,332	3,572	33,061	3,572	61,054

Operating Expenses:
Consulting	134,279	22,500	199,930	22,500	337,430
General and administrative	107,527	10,766	182,425	37,771	566,758
Management salaries	60,000	90,000	120,000	120,000	494,212
Professional fees	5,750	22,609	41,620	22,609	85,480
Total Operating Expenses	307,556	145,875	543,975	202,880	1,483,880

Loss from Operations	(285,224)	(142,303)	(510,914)	(199,308)	(1,422,826)

Other Expenses:
Interest expense	48,095	239,915	61,651	239,915	949,937
Interest expense - derivative	2,853,148	561,058	3,035,945	561,058	4,927,060
Total Other Expense	2,901,243	800,973	3,097,596	800,973	5,876,997

Net Loss Before Income Taxes	(3,186,467)	(943,276)	(3,608,510)	(1,000,281)	(7,299,823)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$ (3,186,467)	$ (943,276)	$(3,608,510)	$(1,000,281)	$ (7,299,823)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares
outstanding - Basic and Diluted	4,979,119,725	216,391,693	3,897,081,523	200,738,786

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

 (Unaudited)

			From inception
			(October 14,
	For the Six Months Ended		2010) through
	June 30,		June 30,
	(Restated) 2014	2013	(Restated) 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$ (3,608,510)	$ (1,000,281)	$ (7,299,823)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	-	-	5,000
Depreciation and amortization	1,458	-	2,985
Interest expense- derivative	2,893,273	1,061,057	3,180,344
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(6,607)	(4,972)	(32,633)
Increase in inventory	-	(9,393)	(70,528)
Decrease (Increase) in deposits	3,614	-	(5,100)
Increase in advances to related party	(99,665)	25,750	(71,130)
Increase (decrease) in accounts payable	(5,000)	53,590	92,979
Increase in accrued liabilities	76,448	110,656	377,373
Discount on short-term convertible debt	-	(270,029)	-
Net Cash Proceeds (Used) in Operating Activities	(744,989)	(33,622)	(3,820,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	-	(9,412)
Investment in Suzie Q's NPO	(11,073)	-	(11,073)
Net Cash Used In Investing Activities	(11,073)	-	(20,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	795,000	79,150	1,554,000
Proceeds from sale of stock	354,363	-	354,363
Additional paid in capital	-	-	2,390,727
Net Cash Provided by Financing Activities	1,149,363	79,150	4,299,090

Net (Decrease) Increase in Cash	393,301	45,528	458,072

Cash at Beginning of Period	64,771	91	-

Cash at End of Period	$ 458,072	$ 45,619	$ 458,072

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

NOTE 7 – FIXED ASSETS: PROPERTY & EQUIPMENT

Property and equipment consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Property and equipment, net	$9,412	$9,412
Less: accumulated depreciation	2,985	1,527
Property and equipment, net	$6,427	$7,885

Depreciation expense for the six months ended June 30, 2014 and 2013 was $1,458 and $0.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities at June 30, 2014 and December 31, 2013 represent the following:

	June 30, 201 4	December 31, 2013
Accrued interest: D & B Music, Inc. (See Note 6)	$ 150,828	$ 134,805
Other accrued interest on short-term debt	86,063	40,658
Accrued management compensation due CEO and CFO	121,384	125,712
Total accrued liabilities	$ 358,275	$ 301,175

As of June 30, 2014 and December 31, 2013, the Company had an accrued salary liability to its CEO, David Michery, in the amount of $91,980 and $83,808.  As of June 30, 2014 and December 31, 2013, the Company had an accrued salary liability to its former CFO, Alan Bailey, in the amount of $29,404 and $41,904.

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

Employment agreements

On February 7, 2013, the Company executed an employment agreement with its CEO, David Michery and its CFO, Alan Bailey. The employment agreement with Mr. Michery is for two years with an annual salary of $240,000 with no bonus or stock options. The employment agreement with Mr. Bailey is for two years with an annual salary of $120,000 with no bonus or stock options. On February 14, 2014, Mr. Bailey resigned as CFO of the Company so therefore his employment agreement was terminated.  As of June 30, 2014 and December 31, 2013, the Company had an accrued salary liability to its CEO, David Michery, in the amount of $91,980 and $83,808.  As of June 30, 2014 and December 31, 2013, the Company had an accrued salary liability to its former CFO, Alan Bailey, in the amount of $29,404 and $41,904.  In the six months ended June 30, 2014, the Company actually paid $111,828 in cash payments to Mr. Michery pursuant to his salary agreement. In the six months ended June 30, 2014, the Company actually paid $12,500 in cash payments to Mr. Bailey pursuant to his outstanding salary liability.

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

SFH Capital, LLC

On June 27, 2014, the Company executed a convertible promissory note with SFH Capital, LLC in the amount of $50,000 bearing interest of 10% per annum and maturing on June 27, 2015. The $50,000 was wired directly to WHC Capital, LLC whom is another note holder of the Company. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the ten (10) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  As of June 30, 2014, SFH Capital, LLC has not converted any debt.

Short –term convertible debt at June 30, 2014 and December 31, 2013 represents the following:

Convertible Debt Due	Original Principal	Reduction through conversion to stock as of June 30, 2014	Reduction through cash payment as of June 30, 2014	Balance at June 30, 2014	Balance at December 31, 2013
Asher Enterprises, Inc.	$220,500	$(120,500)	$(100,000)	$ -	$125,000
Magna Group, Inc./ Hanover Holdings	272,500	(241,750)	-	30,750	45,000
Redwood Management, LLC	200,000	(200,000)	-	-	-
Redwood Fund II, LLC	150,000	(69,689)	-	80,311	119,664
WHC Capital, LLC	800,000	(319,744)	(100,000)	380,256	500,000
LG Capital	150,000	-	-	150,000	-
Elegant Funding	20,000	-	-	20,000	-
Fourth Street Fund LP	50,000	(10,000)	-	40,000	50,000
SFH Capital, LLC	50,000	-	-	50,000	-
Inter-Mountain Corp.	500,000	-	-	500,000	-
Adar Bay, LLC	75,000	-	-	75,000	-
Less: Discounts	-	-	-	-	(128,463)
Total	$2,488,000	$(961,683)	$(200,000)	$1,326,317	$711,201

Nature of Derivative Liability

From time-to-time, the Company enters into convertible note agreements whereby the conversion feature is required to be bifurcated out as a derivative liability.

The derivative liability at June 30, 2014 and December 31, 2013 related to the following convertible notes,

	June 30, 2014	December 31, 2013
Magna Group, Inc.	$ 2,559	$ 45,166
Redwood Fund II, LLC	240,381	145,773
Southridge Partners II, LLC	-	25,998
WHC Capital, LLC	702,209	70,134
LG Capital	294,638	-
Elegant Funding	3,839	-
Fourth Street Funding	13,210	-
Inter-Mountain Capital Corp.	1,725,605	-
Adar Bays, LLC	113,343	-
SFH Capital, LLC	84,560	-
	$3,180,344	$287,071

The following is the range of variables used in revaluing the derivative liabilities at June 30, 2014 and December 31, 2013:

Annual dividend yield	0
Expected life (years) of	0.08 - 1.43
Risk-free interest rate	0.02 - 0.17%
Expected volatility	170.8 - 400.9%

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

Results of Operations for the three months ended June 30, 2014

For the three months ended June 30, 2014 we generated revenues of $45,114, which resulted in a gross margin of $22,332 after the cost of services of $222,782 compared to revenues of $13,915, which resulted in a gross margin of $3,572 after the cost of services of $10,343 for the three months ended June 30, 2013.

Our operating expenses for the three months ended June 30, 2014 totaled $307,556, compared to $145,875 for the three months ended June 30, 2013. By comparison, our operating expenses increased due to additional consulting and legal fees from increased operating activities.

For the three months ended June 30, 2014 we incurred non-operating expenses totaling $2,901,243 as compared to $800,973 for the three months ended June 30, 2013. By comparison, the increase was due to additional derivative interest recorded which was attributable to the outstanding convertible debt.

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management, consultants, accountants, lawyers and office operations.

Results of Operations for the six months ended June 30, 2014

For the six months ended June 30, 2014 we generated gross revenues of $57,114, resulting in a gross margin of $33,061 after the cost of service of $24,053, compared to revenues of $13,915, resulting in a gross margin of $3,572 after the cost of service of $10,343 for the six months ended June 30, 2013.

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

Liquidity and Capital Resources

As of June 30, 2014, the Company has a working capital deficit of $4,952,782 compared to a working capital deficit as of December 31, 2013 of $1,926,430. The working capital deficit increased primarily due to the increase in convertible debt and derivative liability associated with said convertible debt.

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

Dated: September 30, 2014

Primco Management Inc.

/s/ David Michery

    David Michery

    Chief Executive Officer

/s/ Steven J. Corso

     Steven J. Corso

     Chief Financial Officer