Form 10-Q
period 2014-09-30
Primco Management Inc.
filed 2014-11-19
CIK 1516522

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]    Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

Commission File Number  000-54930

Primco Management Inc.

 (Exact name of registrant as specified in its charter)

Delaware	27-3696297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2211 Elliott Ave., Suite 200 Seattle, WA	98121
(Address of principal executive offices)	(Zip Code)

(206) 455-2940

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 19, 2014:  Common Stock – 8,996,778,999

PRIMCO MANAGEMENT INC.

FORM 10-Q

For the quarterly period ended September 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

PRIMCO MANAGEMENT INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
		(Restated)
	(Unaudited)	(Audited)
	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$ 333,271	$ 64,771
Accounts receivable, net	16,626	26,026
Inventory, net	86,254	70,528
Due from related party	91,157	-
Prepaids	-	20,000
Total Current Assets	527,308	181,325
Property and equipment, net	5,795	7,885

Other Assets:
Goodwill	32,500	-
Deposits	5,100	8,714
Total Other Assets	37,600	8,714
Total Assets	$ 570,703	$ 197,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 92,979	$ 97,979
Accrued liabilities	326,849	301,175
Due to related party	19,348	13,928
Short-term notes payable	520,500	713,000
Short-term convertible notes payable, net of discounts	1,305,750	711,201
Derivative liability	12,300,478	287,071
Total Current Liabilities	14,565,904	2,124,354
Total Liabilities	14,565,904	2,124,354

Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized, 7,000,000 shares issued and outstanding, respectively	70	70
Common Stock, $0.00001 par value, 9,000,000,000 shares authorized 6,103,801,379 and 1,873,002,181 shares issued and outstanding, respectively	61,038	18,730
Stock payable	490,244	-
Additional paid in capital	2,231,728	1,746,083
Accumulated deficit during development stage	(16,778,281)	(3,691,313)
Total Stockholders' Equity (Deficit)	(13,995,201)	(1,926,430)
Total Liabilities and Stockholders' Equity	$ 570,703	$ 197,924

The accompanying notes are an integral part of these financial statements.

PRIMCO MANAGEMENT INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					From inception
					(October 14,
	For the Three Months Ended		For the Nine Months Ended		2010) through
	September 30,		September 30,		September 30,

	2014	2013	2014	2013	2014

Revenues	$ 46,289	$ 29,635	$ 103,403	$ 43,550	$ 175,519
Costs of services	6,418	18,787	30,471	29,130	74,594

Gross Margin	39,871	10,848	72,932	14,420	100,925

Operating Expenses:
Consulting	172,245	176,881	372,175	199,381	509,675
General and administrative	81,518	72,121	263,943	127,794	648,276
Management salaries	60,000	60,000	180,000	180,000	554,212
Professional fees	58,352	35,150	99,972	39,859	143,832
Total Operating Expenses	372,115	344,152	916,090	547,034	1,855,995

Loss from Operations	(332,244)	(333,304)	(843,158)	(532,614)	(1,755,070)

Other Expenses:
Interest expense	26,080	340,404	87,731	580,319	976,017
Interest expense - derivative	9,120,134	980,295	12,156,079	1,541,353	14,047,194
Total Other Expense	9,146,214	1,320,699	12,243,810	2,121,672	15,023,211

Net Loss Before Income Taxes	(9,478,458)	(1,654,003)	(13,086,968)	(2,654,286)	(16,778,281)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$ (9,478,458)	$ (1,654,003)	$ (13,086,968)	$ (2,654,286)	$ (16,778,281)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares
outstanding - Basic and Diluted	5,186,303,459	609,361,131	5,022,897,356	471,533,571

The accompanying notes are an integral part of these financial statements.

Primco Management Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

 (Unaudited)

			From inception
			(October 14,
	For the Nine Months Ended		2010) through
	September 30,		September 30,

	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$ (13,086,968)	$ (2,654,286)	$ (16,778,281)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	-	107,000	5,000
Depreciation and amortization	2,090	764	3,617
Interest expense- derivative	12,156,079	2,176,189	12,300,478
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	9,400	(16,368)	(16,626)
Increase in inventory	(15,726)	(10,832)	(86,254)
Decrease (Increase) in deposits	3,614	(64,964)	(5,100)
Increase in advances to related party	(85,737)	25,750	(46,569)
Increase (decrease) in accounts payable	(5,000)	47,477	92,979
Increase in accrued liabilities	24,057	146,590	326,849
Discount on short-term convertible debt	(130,172)	(87,151)	-
Net Cash Proceeds (Used) in Operating Activities	(1,128,363)	(329,831)	(4,203,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	(9,163)	(9,412)
Investment in Seattle Green	(12,500)		(12,500)
Investment in Suzie Q's NPO	(20,000)	-	(20,000)
Net Cash Used In Investing Activities	(32,500)	(9,163)	(41,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,055,000	454,317	1,814,000
Proceeds from sale of stock	374,363	-	374,363
Additional paid in capital	-	-	2,390,727
Net Cash Provided by Financing Activities	1,429,363	454,317	4,579,090

Net (Decrease) Increase in Cash	268,500	115,323	333,271

Cash at Beginning of Period	64,771	91	-

Cash at End of Period	$ 333,271	$ 115,414	$ 333,271

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

September 30, 2014 and December 31, 2013

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of operations

The Company was incorporated on October 14, 2010 under the laws of the State of Delaware. The Company is a real estate management and property development company and., through its wholly-owned subsidiary, Top Sail Productions, LLC, produces and distributes recorded music and intends to co-produce for distribution lower budgeted motion pictures.

In February, 2014 the Company expanded its operations to include the leasing and property management of facilities for the legal cultivation of medical cannabis, and the acquisition of and/or entering into joint ventures with third parties involving the planning, staffing, management and operation of legalized medical marijuana dispensing and cultivation.

Mergers and Acquisitions

Effective January 31, 2013, the Company executed a reverse merger with ESMG, Inc. by entering into a stock purchase agreement whereby the Company acquired all of the issued and outstanding stock of ESMG, Inc., as well as the assets, contracts and obligations of ESMG, Inc. existing as of that date, through a cashless exchange of stock. ESMG, Inc., which was formed in the State of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division; a radio content syndication division and an on-line interactive sports division. Accordingly, as of January 31, 2013, through the acquisition of ESMG, Inc., the Company expanded its operations to include entertainment in addition to continuing to offer real estate management and development services.

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

There are 4,815,727,273 potentially dilutive shares of common stock outstanding as of September 30, 2014 which derive from our outstanding convertible promissory notes.

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

At September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of September 30, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The Company had only generated minimal revenues from its operations through September 30, 2014 mainly due to the unsuccessful and disappointing sale of recorded music from the music artists it has under contract. As a result, the Company expects to continue to incur operating losses in the near term, and the operations in the near future are expected to continue to require working capital. The ability of the Company to continue as a going concern is in turn dependent on its ability to raise capital to meet its operating requirements.

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

NOTE 5 – BUSINESS ACQUISITIONS & GOODWILL

Suzie Q’s NPO

On July 22, 2014, the Company executed an amendment to the Asset Purchase Agreement, (the “Agreement”), with Jessica Vance, the owner of Suzie Q’s NPO, (“Suzie Q’s”), dated March 7, 2014. Pursuant to the Agreement, the Company acquired the business operations of Suzie Q’s, minimal equipment and furniture to operate the business, the customer/patient list and the exclusive rights to use the name “Suzie Q”. Suzie Q’s is a Washington state non-profit corporation.  The Company paid a total of $20,000 cash pursuant to the acquisition of Suzie Q’s. The Company did not take over the lease on the location. The equipment and furniture had an approximate historical cost of $7,760 and a net book value of $0 as of the date of the Agreement. The Company recorded the excess consideration paid of $20,000 as goodwill.

Seattle Green Care

On August 3, 2014, the Company entered into an asset purchase agreement with Seattle Green Care whereby the Company acquired the domain name registration for SeattleGreenCare.com, the phone number for Seattle Green Care, the WordPress files for SeattleGreenCare.com, the vendor list, Seattle Green Care logo, Seattle Green Care customer list and other forms of minor business operations for a total consideration of $12,500 cash. As of September 30, 2013, the Company has paid Seattle Green Care the total consideration of $12,500 and has recorded the balance as goodwill.

NOTE 6 - ACCOUNTS RECEIVABLE AND INVENTORY

Accounts receivable represents the net amount due from WEA/Warner Music Group from the sale of Top Sale Productions’ music CDs, and ESMG’s digital music releases. As of September 30, 2014 and December 31, 2013, the Company had accounts receivable balances of $16,626 and $26,026.

Inventory represents the finished cost of Top Sail Productions’ music CDs (including prepaid royalties to music artists) available for resale to consumers, less a reserve for defective CDs of $3,729. As of September 30, 2014 and December 31, 2013, the Company had net inventory balances of $86,254 and $70,528.

NOTE 7 – PREPAID EXPENSES

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

NOTE 8 – FIXED ASSETS: PROPERTY & EQUIPMENT

Property and equipment consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Property and equipment, net	$24,933	$9,412
Less: accumulated depreciation	19,138	1,527
Property and equipment, net	$ 5,795	$7,885

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $2,090 and $764.

Pursuant to the asset purchase of Suzie Q’s, the Company acquired approximately $7,760 of furniture and equipment which was fully depreciated as of the purchase date, July 22, 2014.

NOTE 9 - ACCRUED LIABILITIES

Accrued liabilities at September 30, 2014 and December 31, 2013 represent the following:

	September 30, 2014	December 31, 2013
Accrued interest: D & B Music, Inc.	$ 150,828	$ 134,805
Other accrued interest on short-term debt	111,371	40,658
Accrued management compensation due CEO and CFO	64,650	125,712
Total accrued liabilities	$ 358,275	$ 301,175

As of September 30, 2014 and December 31, 2013, the Company had an accrued salary liability to its CEO, David Michery, in the amount of $40,246 and $83,808.  As of September 30, 2014 and December 31, 2013, the Company had an accrued salary liability to its former CFO, Alan Bailey, in the amount of $24,404 and $41,904.

NOTE 10 – SHORT TERM DEBT

On January 13, 2014, Sherry Harden entered into a debt purchase agreement with Pegasus Capital, Inc. for a $5,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $5,000 portion of debt assigned to Mrs. Harden through the debt purchase agreement. As of September 30, 2014, Mrs. Harden converted the entire $5,000 of principle into 100,000,000 unrestricted common shares of the Company.

On January 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $5,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $5,000 portion of debt assigned to SFH Captial, LLC. As of September 30, 2014, SFH Capital, LLC converted the entire $5,000 of principle into 100,000,000 unrestricted common shares of the Company.

On February 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $22,500 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into a convertible debenture for that $22,500 portion of debt assigned to SFH Capital, LLC. As of September 30, 2014, SFH Capital, LLC converted the entire $22,500 of principle into 225,154,110 unrestricted common shares of the Company.

On February 28, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $90,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $90,000 portion of debt assigned to SFH Capital, LLC. As of September 30, 2014, SFH Capital, LLC has not converted any principle on this convertible note.

On June 18, 2014, the Company and Southridge Partners II, LP (“Southridge”) entered into a settlement agreement concerning the complete settlement and disposition of all claims by Southridge which include a convertible note issued by the Company to Southridge on September 30, 2013 and due on June 30, 2014. In the nine months ended September 30, 2014, the Company executed the settlement agreement by issuing Southridge 209,583,076 share of common stock as full consideration for payment of said convertible note.

Short-term debt at September 30, 2014 and December 31, 2013 represents the following:

	September 30, 2014	December 31, 2013
Balance of Promissory Note due GGAG, Inc.	$ 150,000	$ 200,000
Balance of Promissory Note due Pegasus Group, Inc.	105,500	228,000
Promissory Note due Southridge Partners II, LLC	-	20,000
Balance of Promissory Note due Gorilla Pictures	265,000	265,000
Total Short Term Notes Payable	$ 520,500	$ 713,000

Short Term Notes Payable in Default

As of September 30, 2014, the Company has approximately $520,500 of short term notes payable in default.

NOTE 11 – SHORT-TERM CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

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

Redwood Fund II

On June 18, 2014, the Company and Redwood Fund II (“Redwood”) entered into a settlement agreement concerning the complete settlement and disposition of all claims by Redwood which include a convertible note issued by the Company to Redwood on April 29, 2013 and due on January 29, 2014. In the nine months ended September 30, 2014, the Company executed the settlement agreement by issuing Redwood 474,444,444 share of common stock as full consideration for payment of said convertible note.

WHC Capital, LLC (“WHC”)

On May 12, 2014, the Company and WHC Capital, LLC (“WHC”) entered into a settlement agreement concerning the complete settlement and disposition of all claims by WHC which include convertible notes issued by the Company to WHC on (i) June 27, 2013 for $100,000, (ii) June 27, 2013 for $50,000, (iii) August 8, 2013 for $100,000, (iv) September 8, 2013 for $100,000, (v) October 22, 2013 for $50,000, (vi) November 30, 2013 for $50,000, and (vii) December 27, 2013 for $50,000. Pursuant to the settlement agreement, the Company will pay WHC $150,000 cash as well as issue a total of 280,000,000 shares of common stock to settle the seven (7) convertible notes in full. As of September 30, 2014, WHC has been paid $150,000 cash. The 280,000,000 shares of common stock were issued in October of 2014. Therefore as of September 30, 2014, the Company reduced the outstanding convertible notes payable to WHC to zero (0) and recorded a stock payable of $330,256 which represents the remaining debt settled in exchange for 280,000,000 shares of common stock.

LG Capital Funding, LLC

On February 20, 2014, the Company issued a convertible note of $50,000 to LG Capital Funding, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of February 20, 2015.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  As of September 30, 2014, LG Capital Funding, LLC has converted $10,000 of principle and $471 of accrued interest into 29,917,800 shares of common stock, leaving a $40,000 principle balance on the note.

On April 1, 2014, the Company issued a convertible note of $100,000 to LG Capital Funding, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of April 1, 2015.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  As of September 30, 2014, LG Capital Funding, LLC has not converted any debt on this note.

Inter-Mountain Capital Corp.

On April 21, 2014, the Company executed a secured convertible promissory note and securities purchase agreement with Inter-Mountain Capital Corp.  The note is personally secured by an officer of the Company. The convertible promissory note is in the amount up to $2,207,500, accrues interest at 9% per annum, and is payable by March 21, 2016. The note is convertible into common shares of the Company at a conversion rate fixed at $0.0075 per share. On April 22, 2014, Inter-Mountain Capital Corp. funded the Company $500,000. On August 8, 2014, Inter-Mountain Capital Corp. funded the Company an additional $100,000. As of September 30, 2014, Inter-Mountain Capital Corp has not converted any debt on this note.

Adar Bays, LLC

On May 27, 2014, the Company issued a convertible note of $75,000 to Adar Bays, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of May 27, 2015.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  As of September 30, 2014, Adar Bays, LLC has not converted any debt.

SFH Capital, LLC

On September 27, 2014, the Company executed a convertible promissory note with SFH Capital, LLC in the amount of $50,000 bearing interest of 10% per annum and maturing on June 27, 2015. The $50,000 was wired directly to WHC Capital, LLC whom is another note holder of the Company. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the ten (10) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.  As of September 30, 2014, SFH Capital, LLC has not converted any debt.

Beaufort Capital Partners, LLC

On June 30, 2014, the Company executed a convertible note agreement with Beaufort Capital Partners, LLC in the amount of $100,000, interest of 12% per annum, payable by December 30, 2014 and convertible into common shares of the Company at a 38% discount to market based on the (3) three lowest closing prices within (10) ten trading days prior to conversion. As of September 30, 2014, Beaufort Capital Partners, LLC has not converted any debt.

Eastmore Capital, LLC

On August 13, 2014, the Company executed a convertible note agreement with Eastmore Capital, LLC in the amount of $110,000, interest of 12% per annum, payable by August 12, 2015 and convertible into common shares of the Company at a 40% discount to market based on the lowest closing prices within (10) ten consecutive trading days prior to conversion. As of September 30, 2014, Eastmore Capital, LLC has not converted any debt.

Short –term convertible debt at September 30, 2014 and December 31, 2013 represents the following:

Convertible Debt Due:	Original Principal	Reduction through conversion to stock as of September 30, 2014	Reduction through cash payment as of September 30, 2014	Balance at September 30, 2014	Balance at December 31, 2013
Asher Enterprises, Inc.	$ 220,500	$ (120,500)	(100,000)	$ -	$125,000
Magna Group, Inc/Hanover Holdings	272,500	(241,750)	-	30,750	45,000
Redwood Management, LLC	200,000	(200,000)	-	-	-
Redwood Fund II, LLC	150,000	(150,000)	-	-	119,664
WHC Capital, LLC	800,000	(650,000)	(150,000)	-	500,000
LG Capital	150,000	(10,000)	-	140,000	-
Elegant Funding	20,000	-	-	20,000	-
Fourth Street Fund LP	50,000	(10,000)	-	40,000	50,000
SFH Capital, LLC	217,500	(27,500)	-	190,000	-
Inter-Mountain Corp	600,000	-	-	600,000	-
Adar Bay, LLC	75,000	-	-	75,000	-
Beaufort Capital Partners, LLC	100,000	-	-	100,000	-
Eastmore Capital, LLC	110,000	-	-	110,000	-
Less: Discounts	-	-	-	-	(128,463)
Total	$2,965,500	$(1,409,750)	$(250,000)	$1,305,750	$711,201

Short Term Convertible Notes Payable  in Default

As of September 30, 2014, the Company has approximately $50,000 of short term convertible notes payable in default.

Nature of Derivative Liability

From time-to-time, the Company enters into convertible note agreements whereby the conversion feature is required to be bifurcated out as a derivative liability.

The derivative liability at September 30, 2014 and December 31, 2013 related to the following convertible notes,

	September 30, 2014	December 31, 2013
Magna Group, Inc.	$ 17,217	$ 45,166
Redwood Fund II, LLC	-	145,773
Southridge Partners II, LLC	-	25,998
WHC Capital, LLC	-	70,134
LG Capital	1,367,228	-
Elegant Funding	16,202	-
Fourth Street Funding	58,102	-
Inter-Mountain Capital Corp.	7,594,063	-
Adar Bays, LLC	500,229	-
Beaufort Capital Partners, LLC	865,581	-
Eastmore Capital LLC	690,014	-
SFH Capital, LLC	1,191,842	-
	$12,300,478	$287,071

The following is the range of variables used in revaluing the derivative liabilities at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Annual dividend yield	0	0
Expected life (years) of	0.01 – .85	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	475.6%	372.2%

NOTE 12 – STOCKHOLDERS EQUITY

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

As of September 30, 2014 and December 31, 2013 the Company has 7,000,000 shares of preferred stock outstanding.

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

On September 16, 2014, the Company’s amendment to its Articles of Incorporation was declared effective in the State of Delaware. As a result, the Company’s authorized common shares increased from 5,000,000,000 common shares, par value $0.00001 to 9,000,000,000 common shares, par value $0.00001.

Common Stock Issuances

In the year ended December 31, 2013, the Company issued 1,798,090,181 shares of common stock of which 5,000,000 shares were for the purchase of Top Sail Productions, LLC as a wholly owned subsidiary, 20,000,000 shares were for the acquisition of D&B Music and 1,663,090,181 shares were for the reduction of $824,640 in convertible debt.

In the nine months ended September 30, 2014, the Company issued 4,366,679,198 shares of common stock of which 310,582,224 shares were for $214,375 cash and 4,056,096,974 shares for the reduction of $626,738 in convertible debt. The Company canceled 135,880,000 shares to its CEO David Michery to allow the Company to issue additional shares to other parties because it reached its maximum authorized shares.

Stock Subscription Payable

In the nine months ended September 30, 2014, the Company sold stock purchase agreements for 118,779,546 common shares for $159,988 cash and accepted a settlement agreement whereby the Company would reduce outstanding convertible debt in the amount of $330,256 to WHC Capital, LLC in return for 280,000,000. The Company issued the shares noted above in October of 2014 and therefor recorded a stock payable of $490,244.

Warrants

On June 30, 2014, the Company issued to Beaufort Capital Partners LLC warrants to purchase 67,000,000 shares of common stock of the Company at an exercise price of $.0015 per share. The warrants were issued to the Beaufort Capital Partners LLC pursuant to a convertible note dated June 30, 2014 in the amount of $100,000.

During the nine months ended September 30, 2014, no warrants were exercised. The following table summarizes the outstanding warrants.

		Warrants Outstanding
		Weighted
Warrants		Average		Warrants
Exercisable	Exercise	Remaining		Exercisable
June 30,	Price ($) per	Contractual	Exercised	September 30,
2014	Share	Life	Warrants	2014

67,000,000	$ 0.0015	4.75 years	-	67,000,000

NOTE 13 – COMMITMENTS & CONTINGENCIES

Share Exchange Agreement with New Fierce Entertainment, Inc.

On August 6, 2014, the Company entered into a share exchange agreement with New Fierce Entertainment, Inc. (“New Fierce”), a Nevada Corporation, whereby the Company desires to issue and sell 1,000,000 shares of newly designated Series B Preferred Stock, par value $0.00001 in exchange for 1,000,000 shares of newly designated Series C Preferred Stock, par value $0.001 of New Fierce. As of the date of the filing, the Company has not yet designated Series B Preferred Stock and therefor has not fully executed the share exchange agreement.

Consulting Agreement with Jessica Vance (Owner of Suzie Q’s NPO)

On July 22, 2014, the Company executed a consulting agreement with Jessica Vance whereby the Company will pay Ms. Vance a signing bonus of $80,000 within 30 days of the executed consulting agreement as well as a monthly consulting fee of $3,000. The Company will also issue Ms. Vance 25,000,000 restricted common shares. Ms. Vance will provide operational support services to the Company with respect to the operations of Suzie Q’s NPO. As of September 30, 2014, the Company has not yet paid the $80,000 signing bonus.

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

As of September 30, 2014, the Company has not made any payments or advanced any assets pursuant to the joint venture agreement with CanMEd.

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

Minimum future rental payments under the agreement are as follows:

2014 - $10,500

2015 - $66,000

2016 - $66,720

NOTE 14 – RELATED PARTY TRANSACTIONS

Due to/from related party

From time to time, the Company will advance money to and from an affiliated company at zero interest, payable on demand.  The amount due to an affiliated company represents the balance due to Mullen Motors Company, a private company owned by our CEO, David Michery.  As of September 30, 2014 and December 31, 2013, the Company had a due from related party balance of $91,157 and $0.

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

Employment agreement to CEO

On February 7, 2013, the Company executed an employment agreement with its CEO, David Michery and its CFO, Alan Bailey. The employment agreement with Mr. Michery is for two years with an annual salary of $240,000 with no bonus or stock options. The employment agreement with Mr. Bailey is for two years with an annual salary of $120,000 with no bonus or stock options. On February 14, 2014, Mr. Bailey resigned as CFO of the Company so therefore his employment agreement was terminated.  As of September 30, 2014 and December 31, 2013, the Company had an accrued salary liability to its CEO, David Michery, in the amount of $40,246 and $83,808.  As of September 30, 2014 and December 31, 2013, the Company had an accrued salary liability to its former CFO, Alan Bailey, in the amount of $24,404 and $41,904.  In the nine months ended September 30, 2014, the Company actually paid $189,849 in cash payments to Mr. Michery pursuant to his salary agreement. In the nine months ended September 30, 2014, the Company actually paid $17,500 in cash payments to Mr. Bailey pursuant to his outstanding salary liability.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no other material subsequent events exist.

1.

On October 2, 2014, the Company issued a convertible note and securities purchase agreement to Firehole River Capital, LLC in the amount of $82,500 of which $75,000 was received net of legal fees. The convertible note bears interest of 12%, matures on June 2, 2015 and is convertible into shares of the Company’s stock at a conversion rate of 50% of the lowest trading price during the 10 days prior to conversion.

2.

On October 6, 2014, Firehole River Capital, LLC (the “Assignee”) entered into a purchase and assignment agreement with Gorilla Pictures (the “Assignor”) whereby a portion of $75,000 from an original note issued to the Assignor on November 6, 2012 was purchased by the Assignee. The new convertible note issued by the Company to the Assignee has a conversion rate equal to 50% of the lowest closing price of the Company’s common stock for the last 10 trading days prior to conversion.

3.

On October 14, 2014, the Company received $95,000 pursuant to a back end convertible note of $100,000 dated April 1, 2014 with LG Capital Funding, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of April 1, 2015.  The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.

4.

From October 1, 2014 to the date of this filing, the Company has issued 2,892,977,620 shares of common stock of which 118,779,546 shares were for $159,988 cash received in April and 2,774,198,074 shares were for the reduction of $542,364 of convertible notes payable.

NOTE 16 – RESTATEMENT OF JUNE 30, 2014 FINANCIAL STATEMENTS

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

PRIMCO MANAGEMENT, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2014
	Originally
	Reported	Restated	Difference
ASSETS
Current Assets:
Cash and cash equivalents	$ 458,072	$ 458,072	$ -
Accounts receivable, net	20,135	32,633	12,498
Inventory, net	70,528	70,528	-
Advances to related party	71,130	71,130	-
Prepaids	-	-	-
Total Current Assets	619,865	632,363	12,498

Property and equipment, net	6,427	6,427	-

Other Assets:
Investment in Suzie Q's NPO	11,076	11,076	-
Deposits	5,100	5,100	-
Total Other Assets	16,176	16,176	-
Total Assets	$ 642,468	$ 654,966	$ 12,498

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 92,979	$ 92,979	$ -
Accrued liabilities	358,275	358,275	-
Due to related party	19,348	19,348	-
Short-term notes payable	630,485	630,485	-
Short-term convertible notes payable, net of discounts	1,326,317	1,326,317	-
Derivative liability	3,180,344	3,180,344	-
Total Current Liabilities	5,607,748	5,607,748	-

Total Liabilities	5,607,748	5,607,748	-

Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized, 7,000,000 shares issued and outstanding, respectively	70	70	-
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized 4,979,119,725 and 1,873,002,181 shares issued and outstanding, respectively	49,791	49,791	-
Stock subscription payable	354,362	354,362	-
Additional paid in capital	1,942,818	1,942,818	-
Accumulated deficit during development stage	(7,312,321)	(7,299,823)	12,498
Total Stockholders' Equity (Deficit)	(4,965,280)	(4,952,782)	12,498

Total Liabilities and Stockholders' Equity	$ 642,468	$ 654,966	$ 12,498

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

PRIMCO MANAGEMENT, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2014
	Originally
	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$ (3,621,008)	$ (3,608,510)	12,498
Adjustments to reconcile net loss to net cash
provided by operating activities:
Common stock issued for services	-	-	-
Depreciation and amortization	1,458	1,458	-
Interest expense- derivative	2,893,273	2,893,273	-
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	5,891	(6,607)	(12,498)
Increase in inventory	-	-	-
Decrease (Increase) in deposits	3,614	3,614	-
Increase in advances to related party	(99,665)	(99,665)	-
Increase (decrease) in accounts payable	(5,000)	(5,000)	-
Increase in accrued liabilities	76,448	76,448	-
Discount on short-term convertible debt	-	-	-
Net Cash Proceeds (Used) in Operating Activities	(744,989)	(744,989)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	-	-
Investment in Suzie Q's NPO	(11,073)	(11,073)	-
Net Cash Used In Investing Activities	(11,073)	(11,073)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	795,000	795,000	-
Proceeds from sale of stock	354,363	354,363	-
Additional paid in capital	-	-	-
Net Cash Provided by Financing Activities	1,149,363	1,149,363	-

Net (Decrease) Increase in Cash	393,301	393,301	-
Cash at Beginning of Period	64,771	64,771	-
Cash at End of Period	$ 458,072	$ 458,072	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$ -	$ -	$ -
Franchise and Income Taxes	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of short term note payable to purchase intellectual property
rights: Music	$ -	$ -	$ -
Issuance of short term note payable to purchase intellectual property
rights: Motion Picture	$ -	$ -	$ -
Issuance of short term note payable by Southridge for S-1 legal fees	$ 20,000	$ 20,000	$ -

The accompanying notes are an integral part of these unaudited financial statements.

NOTE 17 – RESTATEMENT OF DECEMBER 31, 2013 FINANCIAL STATEMENTS

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

PRIMCO MANAGEMENTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended			From Inception (Oct 14, 2010)
	December 31, 2013			through December 31, 2013
	Originally			Originally
	Reported	Restated	Difference	Reported	Restated	Difference

Revenues	$ 72,116	$ 72,116	$ -	$ 72,116	$ 72,116	$ -
Costs of services	44,123	44,123	-	44,123	44,123	-

Gross Margin	27,993	27,993	-	27,993	27,993	-

Operating Expenses:
General and administrative	805,121	703,121	102,000	810,121	708,121	102,000
Reserve for losses on artists contracts	453,457	-	453,457	453,457	-	453,457
Total Operating Expenses	1,258,578	703,121	555,457	1,263,578	708,121	555,457

Loss from Operations	(1,230,585)	(675,128)	(555,457)	(1,235,585)	(680,128)	555,457

Other Expenses:
Interest expense	888,286	888,286	-	888,286	888,286	-
Interest expense - derivative	1,891,115	1,891,115	-	1,891,115	1,891,115	-
Provision for loss on property develop	38,500	38,500	-	38,500	38,500	-
Total Other Expense	2,817,901	2,817,901	-	2,817,901	2,817,901	-

Net Loss Before Income Taxes	(4,048,486)	(3,493,029)	(555,457)	(4,053,486)	(3,498,029)	(555,457)

Provision for Income Taxes	-	-	-	-	-	-

Net Loss	$(4,048,486)	$(3,493,029)	$(555,457)	$(4,053,486)	$(3,498,029)	$(555,457)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding - Basic and Diluted	1,983,002,181	1,881,476,718	101,525,463

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q (the “Form 10-Q”).  In preparing the management’s discussion and analysis, the registrant presumes that you have read or have access to the discussion and analysis for the preceding fiscal year.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earning, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our ability to raise capital and the terms thereof; ability to gain an adequate player base to generate the expected revenue; competition with established gaming websites; adverse changes in government regulations or polices; and other factors referenced in this Form 10-Q.

The use in this Form 10-Q of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements present the Company’s estimates and assumptions only as of the date of this Report.  Except for the Company’s ongoing obligation to disclose material information as required by the federal securities laws, the Company does not intend, and undertakes no obligation, to update any forward-looking statements.

Although the Company believes that the expectations reflected in any of the forward-looking statements are reasonable, actual results could differ materially from those projected or assumed or any of the Company’s forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

PLAN OF OPERATIONS

Overview

Since our incorporation on October 14, 2010, in the State of Delaware we have been a development stage company. We began by offering a general array of real estate management services, which continued until January 31, 2013. We then redirected our real estate focus to seeking out properties which had obtained the necessary building permits but which needed finance to start construction. In addition, as of January 31, 2013, with our acquisition of ESMG, Inc., we added an entertainment-related business segment. Our performance can be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending. Additionally, our performance can be affected by competition. Management believes that, as both industries continue to consolidate, competition with respect to pricing will intensify. Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish ourselves from competitors based on quality and superior service and content and on our operating efficiency. We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Results of Operations for the three months ended September 30, 2014

For the three months ended September 30, 2014 we generated gross revenues of $46,289 compared to revenues of $29,635 for the three months ended September 30, 2013, an increase of $16,654.  Our cost of services was $6,418 during the three months ended September 30, 2014, resulting in a gross margin of $39,871.  Our cost of services was $18,787 during the three months ended September 30, 2013, resulting in a gross margin of $10,848.

Our operating expenses for the three months ended September 30, 2014 totaled $372,115, compared to $334,152 for the three months ended September 30, 2013. By comparison, our operating expenses increased by $27,963 due to additional consulting and legal fees from increased operating activities.

For the three months ended September 30, 2014 we incurred non-operating expenses totaling $9,146,214 as compared to $1,320,699 for the three months ended September 30, 2013. By comparison, the increase of $7,825,515 was due to additional derivative interest recorded which was attributable to the outstanding convertible debt.

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management, consultants, accountants, lawyers and office operations.

Results of Operations for the nine months ended September 30, 2014

For the nine months ended September 30, 2014 we generated gross revenues of $103,403 compared to revenues of $43,550 for the nine months ended September 30, 2013.  We had a cost of services of $30,471 for the nine months ended September 30, 2014, resulting in a gross margin of $72,932.  Comparatively, we had a cost of services of $29,130 for the nine months ended September 30, 2013, resulting in a gross margin of $14,420.

Our operating expenses for the nine months ended September 30, 2014 totaled $916,090, compared to $532,614 for the nine months ended September 30, 2013. By comparison, our operating expenses increased by $369,056 due to additional consulting and legal fees from increased operating activities.

For the nine months ended September 30, 2014 we incurred non-operating expenses totaling $12,243,810 as compared to $2,121,672 for the nine months ended September 30, 2013. By comparison, the increase of $10,122,138 was due to additional derivative interest recorded which was attributable to the outstanding convertible debt.

Our operating expenses consisted mainly of developing and rolling out our business plans and the cost of our convertible debt financing arrangements, as well as the cost of management, consultants, accountants, lawyers and office operations.

Liquidity and Capital Resources

As of September 30, 2014, the Company has a working capital deficit of $14,038,596 compared to a working capital deficit as of December 31, 2013 of $1,943,029. The working capital deficit increased by $12,095,567 primarily due to the increase in convertible debt and derivative liability associated with said convertible debt.

For the nine months ended September 30, 2014, our cash used in operating activities was $1,128,363 compared to cash used in operating activities of $329,831 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, our cash used in investing activities was $32,500 compared to cash used in operating activities of $9,163 for the nine months ended September 30, 2013. The increase was due to our investment in Suzie Q’s and Seattle Green Care.

For the nine months ended September 30, 2014, our cash provided by financing activities was $1,429,363 which consisted of $1,055,000 in proceeds from convertible notes payable and $374,363 in proceeds from sale of stock subscriptions. For the nine months ended September 30, 2013, our cash provided by financing activities was $454,317 which consisted of $454,317 in proceeds from convertible notes payable

We have had no off balance sheet arrangements since inception through September 30, 2014.

The Company has generated minimal and insufficient revenues from its operations and needs to raise capital to meet the operating requirements over the next twelve months. The Company’s financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The report from the Company’s independent registered public accounting firm states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

There has been no material change in our market risks since the end of the fiscal year 2013.

Item 4.

Controls and Procedures.

The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C.  78a,  et seq.  ) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure and Controls and Procedures.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2014 due to the lack of accounting personnel.  We intend to hire additional employees when we obtain sufficient capital.

Changes in Internal Controls over Financial Reporting.  There were no changes in the internal controls over our financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of November 13, 2014, there were no pending or threatened lawsuits except as noted below.

On or about May 12, 2014, we entered into a settlement agreement with WHC Capital, LLC (“WHC”) relating to our inability to issue shares of our common stock in conversion of, and resolving, our convertible notes with WHC in the amount of $50,000 on June 27, 2013, in the amount of $100,000 on August 8, 2013, in the amount of $100,000 on September 8, 2013, in the amount of $50,000 on October 22, 2013, in the amount of $50,000 on November 30, 2013, and in the amount $50,000 on December 27, 2013.  On October 2, 2014, we issued 151,677,397 shares of common stock to WHC Capital, LLC, and on October 21, 2014, we issued 128,322,603 shares of common stock to WHC, in full satisfaction of our obligations under the notes and settlement agreement.

On or about June 13, 2014, we entered into a settlement agreement with Redwood Fund II, LLC (“Redwood”) relating to our inability to issue shares of our common stock in conversion of, and resolving, our $500,000 8% Convertible Debenture Due 1/29/14, dated April 29, 2013, with Redwood.  On September 26, 2014, we issued 474,444,444 shares of common stock to Redwood in full satisfaction of our obligations under the note and settlement agreement.

On or about June 18, 2014, we entered into a settlement agreement with Southridge Partners II, LP (“Southridge”) relating to our inability to repay our Promissory Note in the amount of $100,000, dated September 30, 2013, with Southridge, and our inability to issue shares of our common stock in conversion of our Convertible Note in the amount of $35,000, dated November 20, 2013, with Southridge, resolving both notes.  On September 29, 2014, we issued 209,583,076 shares of common stock to Southridge in full satisfaction of our obligations under the note and settlement agreement.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On or about April 7, 2014, the Company executed a stock purchase agreement with SFH Capital, LLC whereby the Company was to issue 40,000,000 shares of common stock for $60,000 cash.

On or about April 27, 2014, the Company executed a stock purchase agreement with SFH Capital, LLC whereby the Company was to issue 33,325,000 shares of common stock for $49,988 cash.

On or about May 9, 2014, the Company executed a stock purchase agreement with SFH Capital, LLC whereby the Company was to issue 45,454,546 shares of common stock for $50,000 cash.

On or about February 28, 2014, the Company executed a stock purchase agreement with Left Coast Pictures, Inc. whereby the Company was to issue 153,571,429 shares of common stock for $107,500 cash.

On or about March 14, 2014, the Company executed a stock purchase agreement with Sherry Harden whereby the Company was to issue 47,272,700 shares of common stock for $26,000 cash.

On or about March 14, 2014, the Company executed a stock purchase agreement with Left Coast Pictures, Inc. whereby the Company was to issue 28,571,429 shares of common stock for $20,000 cash.

On or about March 25, 2014, the Company executed a stock purchase agreement with Left Coast Pictures, Inc. whereby the Company was to issue 81,166,666 shares of common stock for $60,875 cash.

On September 26, 2014, the Company issued 474,444,444 shares of common stock to Redwood Fund II, LLC (“Redwood”), in full satisfaction of its obligations under the $500,000 8% Convertible Debenture Due 1/29/14, dated April 29, 2013, and Settlement Agreement, dated June 13, 2014, with Redwood.

On September 26, 2014, the Company issued 100,154,110 shares of common stock to SFH Capital, LLC (“SFH”), in full satisfaction of its remaining obligations under, and SFH’s election to convert a portion of, the Primco Management, Inc. Five Percent (5%) Convertible Note Dated as of February 13, 2014, held by SFH.

On September 29, 2014, the Company issued 209,583,076 shares of common stock to Southridge Partners II, LP (“Southridge”), in full satisfaction of its obligations under the Promissory Note in the amount of $100,000, dated September 30, 2013, the subsequent Convertible Note in the amount of $35,000, dated November 20, 2013, and the Confidential Settlement Agreement and Mutual Release, dated June 18, 2014, with Southridge.

On September 29, 2014, the Company issued 29,917,800 shares of common stock to LG Capital Funding, LLC (“LG”), in partial satisfaction of its obligations under, and LG’s election to convert a portion of, the Primco Management, Inc. 8% Convertible Redeemable Note Due February 20, 2015 in the amount of $50,000, dated February 20, 2014, held by LG.

On September 29, 2014, the Company issued 153,571,429 shares of common stock to Left Coast Pictures, Inc. (“LCP”), in full satisfaction of its obligations pursuant to an executed Share Purchase Agreement dated February 27, 2014, whereby LCP paid $107,500 cash to the Company.

On September 29, 2014, the Company issued 47,272,700 shares of common stock to Sherry Harden, in full satisfaction of its obligations pursuant to an executed Share Purchase Agreement dated March 14, 2014, whereby Sherry Harden paid $26,000 cash to the Company.

On September 29, 2014, the Company issued 28,571,429 shares of common stock to Left Coast Pictures, Inc. (“LCP”), in full satisfaction of its obligations pursuant to an executed Share Purchase Agreement dated March 19, 2014, whereby LCP paid $20,000 cash to the Company.

On September 29, 2014, the Company issued 81,166,666 shares of common stock to Left Coast Pictures, Inc. (“LCP”), in full satisfaction of its obligations pursuant to an executed Share Purchase Agreement dated March 24, 2014, whereby LCP paid $60,875 cash to the Company.

On October 2, 2014, the Company issued 151,677,397 shares of common stock to WHC Capital, LLC (“WHC”), in partial satisfaction of its obligations under its convertible notes with WHC in the amount of $50,000 on June 27, 2013, in the amount of $100,000 on August 8, 2013, in the amount of $100,000 on September 8, 2013, in the amount of $50,000 on October 22, 2013, in the amount of $50,000 on November 30, 2013, and in the amount $50,000 on December 27, 2013; as well its settlement letter agreement with WHC dated May 12, 2014.  On October 21, 2014, the Company issued 128,322,603 shares of common stock to WHC Capital, LLC (“WHC”), in full satisfaction of its remaining obligations under the above-referenced agreements.

On October 13, 2014, the Company issued 227,272,728 shares of common stock to Magna Management, LLC, in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Primco Management, Inc. $50,000 Twelve Percent (12%) Convertible Note Dated February 5, 2014, held by Magna Group, LLC.

On October 13, 2014, the Company issued 200,000,000 shares of common stock to Firehole River Capital, LLC (“FRC”), in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the US $ 75,000 Replacement Note – Originally Issued November 6, 2012 in the Amount of $275,000 [to Gorilla Pictures], held by FRC.

On October 21, 2014, the Company issued 118,779,546 shares of common stock to SFH Capital, LLC (“SFH”), in full satisfaction of its remaining obligations under three Common Stock Subscription Agreements with SFH dated April 7, 2014, April 27, 2014, and May 9, 2014.

On October 23, 2014, the Company issued 173,860,300 shares of common stock to LG Capital Funding LLC (“LG”), in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Primco Management, Inc. 8% Convertible Redeemable Note Due February 20, 2015, dated February 20, 2014, held by LG.

On October 29, 2014, the Company issued 316,438,400 shares of common stock to LG Capital Funding LLC (“LG”), in full satisfaction of its remaining obligations under, and the holder’s election to convert a portion of, the Primco Management, Inc. 8% Convertible Redeemable Note Due February 20, 2015, dated February 20, 2014, held by LG.

On November 3, 2014, the Company issued 495,000,000 shares of common stock to Inter-Mountain Capital Corp. (“IMCC”), in partial satisfaction of its obligations under, and IMCC’s election to convert a portion of, the Secured Convertible Promissory Note, dated April 21, 2014, held by IMCC.

On November 4, 2014, the Company issued 139,963,600 shares of common stock to LG Capital Funding LLC (“LG”), in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the Primco Management, Inc 8% Convertible Redeemable Note Due February 20, 2015, dated April 1, 2014, held by LG.

On November 5, 2014, the Company issued 300,000,000 shares of common stock to Firehole River Capital, LLC (“FRC”), in partial satisfaction of its obligations under, and the holder’s election to convert a portion of, the US $ 75,000 Replacement Note – Originally Issued November 6, 2012 in the Amount of $275,000 [to Gorilla Pictures], held by FRC.

The securities referenced above were issued pursuant to exemptions from registration requirements relying on Section 4(2) of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.  The cash consideration from the sales of the securities referenced above were used for general working capital purposes and, in the case of securities issued in conversion of notes, to extinguish debt.

Item 3.   Defaults Upon Senior Securities.

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Following are a list of exhibits which some have been previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K filed on March 28, 2011)
3.2	Bylaws (incorporated by reference to our Current Report on Form 8-K filed on March 28, 2011)
3.3	Certificate of Amendment to increase authorized shares (incorporated by reference to our Current Report on Form 8-K filed on September 23, 2014)
10.1(*)	Stock Purchase Agreement dated January 31, 2013 by and between ESMG, Inc. and Zahoor Ahmad
10.2	Agreement and Plan of Merger dated June 1, 2013 by and between D & B Music, Inc. and the Registrant (incorporated by reference to our Current Report on Form 8-K filed on September 23, 2013)
10.3	Membership Interests Purchase Agreement dated May 11, 2013 by and between Top Sail Productions and the Registrant (incorporated by reference to our Current Report on Form 8-K filed on May 30, 2013)
10.4(*)	Convertible Promissory Note dated June 13, 2013, issued by the registrant in favor of WHC Capital, LLC in the amount of $400,000
10.5(*)	Convertible Promissory Note dated January 1, 2014, issued by the registrant in favor of Elegant Funding, Inc. in the amount of $20,000
10.6(*)	Convertible Promissory Note dated April 1, 2014, issued by the registrant in favor of LG Capital, LLC in the amount of $100,000
10.7(*)	Convertible Promissory Note dated April 21, 2014, issued by the registrant in favor of Inter-Mountain Capital Corp in the amount of $2,207,500
10.8(*)	Convertible Promissory Note dated May 27, 2014, issued by the registrant in favor of ADAR BAYS, LLC in the amount of $75,000
10.9(*)	Convertible Promissory Note dated June 27, 2014, issued by the registrant in favor of SFH Capital, LLC in the amount of $50,000
10.10	Convertible Promissory Note dated June 30, 2014, issued by the registrant in favor of Beaufort Capital Partners, LLC in the amount of $100,000. To be filed at a later date.
10.11(*)	Convertible Promissory Note dated August 5, 2014, issued by the registrant in favor of SFH Capital, LLC in the amount of $50,000
10.12(*)	Convertible Promissory Note dated August 13, 2014, issued by the registrant in favor of Eastmore Capital, LLC in the amount of $110,000

10.13

Asset Purchase Agreement dated June 6, 2014 by and between Jessica Vance (owner of Suzie Q’s NPO) and the registrant (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2014)

10.14	Asset Purchase Agreement dated August 4, 2014 by and between Seattle Green Care and the registrant (incorporated by reference to our Current Report on Form 8-K filed on August 3, 2014)
10.15(*)	Settlement Agreement dated June 18, 2014 by and between Southridge Partners II, LP and the Registrant
10.16(*)	Settlement Agreement dated June 18, 2014 by and between Redwood Fund II, LLC and the Registrant
10.17(*)	Settlement Agreement dated May 12, 2014 by and between WHC Capital, LLC and the Registrant
10.18	Joint Venture Agreement dated February 23, 2014 by and between CanMED Ventures, Inc. and the Registrant (incorporated by reference to our Current Report on Form 8-K filed on February 25, 2014)
10.19	Share Exchange Agreement dated August 6, 2014 by and between New Fierce Entertainment, Inc. and the Registrant
10.20	Joint Venture Agreement dated July 9, 2014 by and between ESMG/Top Sail Productions and Wine Enterprises, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 24, 2014)
31.1 (*)

Certification of Principal Executive Officer of Primco Management Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (*)

Certification of Principal Accounting Officer of Primco Management Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (*)	Certification of Principal Executive Officer of Primco Management Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (*)	Certification of Principal Accounting Officer of Primco Management Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

(*) Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: November 19, 2014

Primco Management Inc.

/s/ David Michery

    David Michery

    Chief Executive Officer

/s/ Steven J. Corso

     Steven J. Corso

     Chief Financial Officer