Form 10-K
period 2014-12-31
Primco Management Inc.
filed 2015-04-15
CIK 1516522

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54930

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2014, the price at which common equity was last sold was $ 0.0022. Based on this last trading price, the aggregate market value of the voting common equity held by non-affiliates as of such date was $10,954,063. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed affiliates of the registrant.

At April 15, 2015, the registrant had 13,747,273 post reverse split shares of common stock and 3,010,000 post reverse split shares of preferred stock issued and outstanding.

Documents Incorporated by Reference:      None.

Primco Management Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Primco Management Inc. (“Primco,” the “Company,” “we,” “us,” or “our”) was incorporated on October 14, 2010, in the State of Delaware as a property management company.

Effective as of January 31, 2013, the Company executed a reverse merger by entering into a purchase agreement whereby the Company acquired all of the assets, contracts and obligations of ESMG Inc. existing as of that date through a cashless exchange of stock. ESMG Inc., which was formed in the State of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with a music production and distribution division, and plans to launch a motion picture and TV production and distribution division. Accordingly, as of January 31, 2013, through the acquisition of ESMG Inc., we expanded our operations to include entertainment in addition to continuing to offer real estate management services.

On May 30, 2013, the Company acquired Top Sail Productions, LLC (“Top Sail” or “Top Sail Productions”), a California limited liability company and music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company. The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who was to continue as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment interests of the Company. The Company purchased the membership interests in Top Sail for a total of $440,000. The initial payment was $75,000 cash and 5,000,000 restricted common shares in the Company. The remaining $350,000 balance was to be paid in installments as follows: $6,250 for 12 months commencing July 1, 2013, $10,417 for 12 months commencing July 1 2014, and $12,500 per month commencing July 1, 2015. As of December 31, 2014, the Company had paid Chuck Gullo a total of $210,483.

On June 1, 2013 the Company entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.), a Delaware corporation, in which D & B Music, Inc. merged with and into the Company. D & B Music, Inc., has a music catalog of 41 titles. The consideration paid by the Company was the assumption by the Company of a promissory note for $242,000 due Pegasus Group, Inc., together with accrued and unpaid interest thereon of $114, 841, and the issuance of 7,000,000 shares of the Company’s Series A Preferred Stock and 20,000,000 shares of the Company’s common stock to the sole shareholder of D & B Music, Inc., David Michery, who was appointed as our CEO and director.

In February 2014, the Company expanded its operations to include the leasing and property management of facilities for the legal cultivation of medical cannabis, and the acquisition of and/or entering into joint ventures with third parties involving the planning, staffing, management and operation of legalized medical marijuana dispensing and cultivation.

Amendments to Articles of Incorporation

On or about October 10, 2012, the Company’s board of directors adopted a resolution approving an amendment to our Articles of Incorporation to effectuate an increase of the authorized capital stock from 25,000,000 shares, par value $0.001, to 500,000,000 shares, par value $0.001, and additionally authorized a 20 for 1 forward split, increasing the number of issued and outstanding common shares from 9,245,600 common shares to 184,912,000 common shares, which corporate actions were subsequently effected. The forward split did not affect the number of authorized common shares or par value.

Effective June 30, 2013, the Company amended its Articles of Incorporation increasing the authorized shares of capital stock from 500,000,000 shares, par value $0.001, to 2,000,000,000 shares, par value $0.00001, with  10,000,000 preferred shares, par value $0.00001, authorized and 4,990,000,000 common shares, par value $ 0.00001, authorized.

On or about August 10, 2013, the Company filed a Certificate of Designation with the State of Delaware designating 10,000,000 shares of preferred stock as “Series A Preferred Stock,” which shares would rank senior to the common stock with respect to distributions or payments in the event of any liquidation, dissolution, or winding up of the Company, and with each share of Series A Preferred Stock entitling the holder thereof to 1,000 votes.

Effective November 25, 2013, the Company amended its Articles of Incorporation to increase the Company’s authorized shares of capital stock from 2,000,000,000 shares, par value $0.00001, to 5,000,000,000 shares, par value $0.00001, with 10,000,000 preferred shares, par value $0.00001, authorized and 4,990,000,000 common shares, par value $ 0.00001, authorized.

On September 16, 2014, the Company amended its Articles of Incorporation to increase its authorized capital stock to 9,010,000,000 shares, with 9,000,000,000 common shares, par value $0.00001 par value, authorized and 10,000,000 preferred shares, par value $0.00001, authorized.

Effective March 23, 2015, the Company amended its Articles of Incorporation under the laws of the State of Delaware to effectuate a reverse stock split of its common and preferred stock at a reverse stock ratio of one post-split share of stock for each 1,000 shares of pre-split stock. Pursuant to the amendment, the total authorized capital which the Company shall have the authority to issue was reduced to 2,010,000,000, of which 2,000,000,000 shares shall be common stock, $0.00001 par value per share, and 10,000,000 shares shall be preferred stock, $0.00001 par value per share. The Company did not adjust any financial activity in the audited financial statements included in this Form 10-K to account for the reverse stock split as it was effectuated with the State of Delaware subsequent to December 31, 2014.

Our Business

Previous operations

The Company is considered to be a development stage company. From the date of incorporation on October 14, 2010, until a management change occurred on January 31, 2013, the Company had been devoting substantially all of its efforts to establishing new customized real estate management programs for its clients. These efforts produced only minimal revenues.

New real estate business

During 2013, the Company began to evaluate the feasibility of acquiring residential real estate properties which had already purchased viable land for such construction and for which building permits and tract maps were already in existence. One such project related to the possible construction of up to 60 townhouses on undeveloped land located in Corona, California called “Tuscany Villas”. The Company obtained a certified appraisal of the property and placed a deposit into escrow towards its purchase. However, the Company was subsequently unable to close escrow because it was ultimately unable to secure the financing of a substantial portion of the purchase price, which was a condition precedent to the closing. The Company continues to seek out and evaluate other real estate investment opportunities (see medical marijuana business).

Entertainment business

Following the reverse merger/acquisition on January 31, 2013 of the entertainment related business ESMG Inc., followed shortly thereafter by the acquisition of Top Sail Productions, LLC and the merger of D & B Music, Inc., the Company expanded its operations to include the production and distribution of recorded music, coupled with the prospect of potentially engaging in the production and distribution of lower budgeted motion pictures and television programs.

Music operations

The various music related assets that have been acquired by its wholly-owned subsidiary ESMG Inc. have been financed mainly through convertible debt obtained by the Company.

The Company’s business model is to:

(a) acquire, through its joint venture relationship with Phoenix 51, distribution rights to new and original recorded music created by a stable of music artists having a history of multi-platinum sales, and to support those artist releases through the further investment by the Company in radio and marketing support provided by Phoenix 51;

(b) to selectively develop and invest in emerging music artists which the Company believes will be successful, and to also support the release their recorded music with targeted radio promotion and social media marketing; and

(c) to market and distribute existing catalog titles of recorded music and from the digital re-release of D & B Music catalog of mainly hip hop artists from the 1980’s and 1990’s.

The Company’s ESMG subsidiary released its first single to digital markets in the United States (including iTunes) by Tion Phipps entitled “Break Necks” on September 3, 2013; followed by Kamp Hustle’s single “Round She Go” on September 17, 2013; V.I.C.’s single “Turn Up” on September 24, 2013; and Bungle Knot Dred’s single “Oh Yes, My Baby” on November 12, 2013. To date however, despite a significant investment by ESMG in marketing and promotion, digital sales have been disappointing, and revenues have been minimal. Management has established a reserve for loss at December 31, 2013, on its investment accordingly.

Other music artists contracted through Phoenix 51 include Jesse Scott and Hurricane Chris. The first single from Jesse Scott “F*ck My Life” was released digitally in the United States on February 18, 2014, to only minimal sales. Artists contracted by ESMG and under development include Choo Biggz (whose first single “Bong” was digitally released on February 9, 2014), Downtown Attraction (which is presently recording its first singles) and emerging hip hop artist Bruce-E-Bee.

The Company is presently reassessing its strategy with respect to the selection of, and investment in, music artists. All losses accumulated since October 14, 2010, are considered as part of the Company's development stage activities. The Company has not yet generated any significant revenues from its music related operations. To the contrary, the Company’s investment in the marketing and promotion of individual singles associated with its music artists has resulted in significant costs, which are not expected to be recouped.

Through its acquisition of Top Sail Productions, commencing June 1, 2013, the Company began to distribute through WEA (a member of the Warner Music Group) physical CD’s in the United States of the Casey Kasem branded “America’s Top The Hits” of the 1950’s through the 1990’s. CD sales were made primarily through Publishers Clearing House since the sale of CD’s through traditional retail stores has diminished significantly.

The Company began to exploit the D & B Music Catalog with the first digital release on November 5, 2013, of a compilation album of hip hop music entitled “Str8 Hip Hop Jams,” followed by other compilation albums from this music catalog. Because sales results to date have been below expectation, the Company is currently evaluating its sales strategy for catalog sales to determine if alternative marketing methods (e.g. targeted social media marketing campaigns) can produce higher revenues. All losses accumulated since October 14, 2010, through December 31, 2013, are considered as part of the Company's development stage activities. As such, the Company has not yet generated significant revenues from its operations and has no assurance of future revenues.

Motion picture operations

During 2013, ESMG began to selectively invest, through co-production opportunities, in the production of lower budget motion pictures for platform release to a limited number of theaters, followed by a wide rollout to digital video-on-demand outlets (including Netflix) and to international distributors. The first of such projects being developed is the sequel to the successful animated family entertainment movie “The Legend of Sasquatch” starring William Hurt and John Rhys-Davies, called “Big Foot’s Big Halloween Adventures.” Subject to ESMG raising the necessary financing to enable it to fulfill its co-production obligation to the physical producer Gorilla Pictures, full production of the animated sequel is expected to begin in the second half of 2015. The second motion picture project is entitled “Halloween Hell” starring Eric Roberts, which is a co-production with veteran producers Herb Linsey and Edward Hunt, and which completed principal photography in January, 2014. Although revenue expectations are very encouraging, it will not be known how successful these motion picture projects will be until release.

New real estate business supporting the medical marijuana industry

On February 12, 2014, the Company decided to re-direct in its real estate business, with a new emphasis on providing locations and services to marijuana-based companies. It announced that it plans to acquire certain properties, which it will lease to licensed retailers and manufacturers of medical marijuana, beginning initially in the greater Los Angeles area, with subsequent plans to extend its operations to Western States where medical marijuana is permitted by state law. The leased facilities will meet all zoning and licensing requirements for the ongoing, legal dispensary of medical cannabis. The Company does not intend to engage in the actual cultivation or sale of medical cannabis or any of its byproducts.

Implementation of the new business model

On February 14, 2014, the Company announced that it had signed a conditional lease for the launch of its first medical cannabis cultivation center. Plans call to subdivide the property into up to 6 separate nurseries to be sublet to fully licensed dispensaries in Los Angeles. Final execution of the lease is contingent upon acquiring permits from the local municipality.

On February 24, 2014, the Company announced that it had entered into a Joint Venture agreement with CanMED Ventures, a British Columbia company, to own, build and operate a 30,000 square foot cultivation facility for the production of medical marijuana. The Joint Venture will produce and dispense legal medical cannabis to Health Canada patients in British Columbia. CanMED originally expected to complete the licensing process in a few months, and construction was expected to begin once the Company secured a suitable location. Under the agreement, the Company granted CanMED a 10-year management contract for the operation of the Joint Venture. In 2014, a Canadian court action commenced by 2 licensed medical marijuana patients resulted in an injunction to block the new regulations from ending their right to grow marijuana or to have a designated grower. Health Canada is preparing an appeal of the injunction to have it set aside. The injunction led to a temporary halt on growers which would include our proposed joint venture partner. See Note 12 to our financial statements for further details.

On March 19, 2014 the Company announced that the Company had entered into an agreement to acquire Seattle based Suzie Q's, a medical marijuana collective fully licensed by the City of Seattle. Suzie Q's has been in operation for more than 4 years and serves over 1,500 patients. While the Company made payments to Suzie Q’s and its principal, the Company did not close any purchase agreement with Suzie Q or acquire any of its assets.

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

As well, there are numerous and significant real estate competitors.

Intellectual Property

We do not own any trademarks. However, we have registered our music rights with the US Copyright Office in Washington, DC.

Research and Development

Research and development expenses incurred during the years ended December 31, 2014 and 2013 were $0.

Government Regulation

Our business may be subjected to governmental regulation and required to comply in the following areas:

Acquisition of property and entry into joint ventures associated with the cultivation of medical marijuana

Under federal law, it is not legal to grow marijuana because it is listed as a controlled substance under the U.S. Controlled Substances Act. However, in certain states, the growth and cultivation of marijuana for medical purposes is legal under their own state law (e.g. California, Colorado, Washington) although other states have been resistant to allow the cultivation of marijuana due to resistance from the U.S. Department of Drug Enforcement Agency (DEA) and prohibition under federal law. Upon the production and sale of medical marijuana products to consumers, our facilities and our joint venture arrangements will be required to comply with various state and local regulation and licensing.

Distribution Arrangements

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

Intellectual Property Rights

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

Employees

We currently have one employee, seven consultants and two officers. Our one employee, Joe Pionkie, manages our recording artists through our wholly owned subsidiary ESMG, Inc. Our seven consultants provide various consulting services ranging from, but not limited to, bookkeeping, promotions and marketing, sales and distribution, general management of ESMG, Inc., social media and real estate development. Only our President and CEO, David Michery, has an employment agreement with the Company. Our employees and officers devote such efforts and spend as much time as is necessary for the Company to conduct its operations. We hire additional consultants solely as needed. All our consultants are engaged on a month-to-month basis as independent contractors.

ITEM 1A. RISK FACTORS

Not applicable to a “smaller reporting company.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company.”

ITEM 2. PROPERTIES.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 14, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations, except as follows:

On or about May 12, 2014, we entered into a settlement agreement with WHC Capital, LLC (“WHC”) relating to our inability to issue shares of our common stock in conversion of, and resolving, our convertible notes with WHC in the amount of $50,000 on June 27, 2013, in the amount of $100,000 on August 8, 2013, in the amount of $100,000 on September 8, 2013, in the amount of $50,000 on October 22, 2013, in the amount of $50,000 on November 30, 2013, and in the amount $50,000 on December 27, 2013.  On October 2, 2014, we issued 151,677,397 shares of common stock to WHC Capital, LLC, and on October 21, 2014, we issued 128,322,603 shares of common stock to WHC, in full satisfaction of our obligations under the notes and settlement agreement.

On or about June 13, 2014, we entered into a settlement agreement with Redwood Fund II, LLC (“Redwood”) relating to our inability to issue shares of our common stock in conversion of, and resolving, our $500,000 8% Convertible Debenture Due 1/29/14, dated April 29, 2013, with Redwood.  On September 26, 2014, we issued 474,444,444 shares of common stock to Redwood in full satisfaction of our obligations under the note and settlement agreement.

On or about June 18, 2014, we entered into a settlement agreement with Southridge Partners II, LP (“Southridge”) relating to our inability to repay our Promissory Note in the amount of $100,000, dated September 30, 2013, with Southridge, and our inability to issue shares of our common stock in conversion of our Convertible Note in the amount of $35,000, dated November 20, 2013, with Southridge, resolving both notes.  On September 29, 2014, we issued 209,583,076 shares of common stock to Southridge in full satisfaction of our obligations under the note and settlement agreement.

During the three months ended December 31, 2014, Magna Group, LLC, claimed it was owed an additional $50,000 in principal relating to the Company debts it had purchased, to which the Company objected as it believes Magna Group, LLC is not owed any additional principal.

On or about December 5, 2014, we entered into a settlement agreement with Jessica Vance and Suzie Q’s NPO relating to disputes between the parties as to amounts due to Vance under her consulting contract with the Company and Suzie Q NPO’s asset purchase agreement with the Company, as well as a dispute as to the what assets were to be transferred in connection with the asset purchase. Pursuant to the settlement, the parties agreed that the Company’s consulting contract with Ms. Vance was terminated, clarified what assets would be transferred to the Company, and the Company agreed to make a payment of $8,240 and 25,000,000 shares for the assets that would be transferred.

On or about March 10, 2015, we received a notice from the State of Washington Department of Revenue that we were being assessed $676,423.00 for Suzie Q’s NPO unpaid tax liability. The Company retained local tax counsel and appealed the matter on or about March 24, 2015, on the grounds that it is not a successor to Suzie Q’s NPO, had not purchased Suzie Q’s NPO or its assets, had not merged with Suzie Q’s NPO, and was not a guarantor of Suzie Q’s NPO.

On or about April 2, 2015, we received notice that the United States District Court for the Central District of California entered an order in Case Number 2:14-cv-07263-BRO-SH, Amethyst Kelly v. Primco Management, Inc. et al., dismissing the complaint of Amethyst Kelly with prejudice against Primco Management, Inc., ESMG Inc., and Top Sail Productions, LLC.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

Market Information

a) Market Information. Our common stock was not quoted on a market or securities exchange until February 6, 2013, when our common stock first began to trade on the OTCBB. Since that date, our common stock is quoted on the OTC Bulletin Board (and OTCMarkets.com) under the symbol “PMCM” (“PMCMD” temporarily post-reverse split until the symbol reverts to “PMCM”).

The following table sets forth the reported high and low closing bid prices for our common stock as reported on the OTC Bulletin Board for the following periods.  These prices have not been adjusted for the Company’s March 2015 reverse stock split, do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Year ended December 31, 2014

	High	Low
First quarter	$0.2046	$0.0002
Second quarter	0.0057	0.0013
Third quarter	0.0030	0.0006
Fourth quarter	0.0005	0.0001

b) Holders. At December 31, 2014, the Company had 15 shareholders of record. The Company’s NOBO list as of November 25, 2014, indicates that the Company had 11,111 non-objecting beneficial owners at such time.

c) Dividends. Holders of the Company’s common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on the Company’s common stock have been declared or paid to date.

d) Securities authorized for issuance under equity compensation plans. We have authorized the issuance of 1,350,000 shares of common stock pursuant to the 2014 Legal Expense Stock Issuance Plan, which was adopted by the Company and its majority shareholder on November 28, 2014.

We have authorized the issuance of 7,000,000 shares of common stock pursuant to the 2013 Stock Awards Plan, which was adopted by the Company and its majority shareholder on June 14, 2013, and amended on April 9, 2015.

e) Performance graph.

Not applicable.

f) Sale of unregistered securities.

Not applicable

Item 5(b)

Use of Proceeds.

Not applicable.

Item 5(c)

Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS “FORM 10-K”), CONSTITUTE “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE “REFORM ACT”). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “BELIEVES”, “EXPECTS”, “MAY”, “SHOULD”, OR “ANTICIPATES”, OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF MASS HYSTERIA ENTERTAINMENT COMPANY, INC. (“THE COMPANY”, “WE”, “US” OR “OUR”) TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2014.

Since our incorporation on October 14, 2010, in Delaware, we have been a development stage company. We began by offering a general array of real estate management services, which continued until January 31, 2013. We then redirected our real estate focus to seeking out properties which had obtained the necessary building permits but which needed finance to start construction. In addition, as of January 31, 2013 with our acquisition of ESMG Inc. we added an entertainment related business segment. Our performance can be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending. Additionally, our performance can be affected by competition. Management believes that, as both industries continue to consolidate, competition with respect to pricing will intensify. Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish ourselves from competitors based on quality and superior service and content and on our operating efficiency. We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

The Company was incorporated on October 14, 2010, under the laws of the State of Delaware. The Company is a real estate management and property development company and, through its wholly-owned subsidiaries, Top Sail Productions, LLC and ESMG, Inc., produces and distributes recorded music and intends to co-produce for distribution lower-budget motion pictures.

In February, 2014 the Company expanded its operations to include the leasing and property management of facilities for the legal cultivation of medical cannabis, and the acquisition of and/or entering into joint ventures with third parties involving the planning, staffing, management and operation of legalized medical marijuana dispensing and cultivation.

Going Concern

Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our current and future liabilities when they become due until such time, if ever, that we are able to generate sufficient revenues to attain profitable operations. We have experienced losses and negative cash flows from operations since inception and, at December 31, 2014, we had a working capital deficit of $9,779,354 and an accumulated deficit of $12,761,821.  The report of our independent registered public accounting firm on our financial statements for fiscal 2014 and 2013 contained an explanatory paragraph regarding our ability to continue as a going concern. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Results of operations for the years ended December 31, 2014 and 2013

For the year ended December 31, 2014, we generated gross revenues of $103,403 compared with revenues of $72,116 for the year ended December 31, 2013, which was an increase of $31,287. In the years ended in December 31, 2014 and 2013, the Company earned the majority of its revenues through its subsidiary Top Sail Production, LLC’s music rights.

Our operating expenses for the year ended December 31, 2014, were $1,317,381, compared to $934,905 for the year ended December 31, 2013, which was an increase of $336,699.

For the year ended December 31, 2014, we had consulting fees of $466,345, compared to $239,500 for the year ended December 31, 2013, which was an increase of $226,845. The increase was due to additional consultants needed to facilitate our planned marijuana operations. We also paid consultants to manage our music distribution operations. Currently, we have 7 consultants who work regularly with the Company. They are all engaged on a month-to-month basis and provide various consulting services ranging from, but not limited to, bookkeeping, promotions and marketing, sales and distribution, general management of ESMG, Inc., social media and real estate development.

For the year ended December 31, 2014, we had general and administrative expenses of $292,002, compared to $277,333 for the year ended December 31, 2013, which was an increase of $14,669. The increase was minimal as the Company’s general and administrative costs stay fairly consistent. They include employee payroll expense, rent, marketing, meals and entertainment, travel, supplies and other operating costs.

For the year ended December 31, 2014, we had wages and officer compensation of $366,268, compared to $374,212 for the year ended December 31, 2013, which was a decrease of $7,944. The decrease was due to our CFO resigning in February 2014. Our President and CEO, David Michery, has an employment agreement with the Company, which is detailed in Note 13 in our footnotes to our financial statements.

For the year ended December 31, 2014, we had professional fees of $192,766 compared to $43,860 for the year ended December 31, 2013, which was an increase of $148,906. The increase was due to additional professional fees needed to execute our planned marijuana operations as well as to execute our convertible notes payable.

For the year ended December 31, 2014, we incurred non-operating expenses totaling $7,666,969 compared to $2,779,401 for the year ended December 31, 2013, which was an increase of $5,065,499.

For the year ended December 31, 2014, we had interest expense of $145,519 compared to $177,931 for the year ended December 31, 2013, which was a decrease of $32,412. The decrease was due to reduced outstanding notes payable balances throughout fiscal 2014.

For the year ended December 31, 2014, we had derivative interest expense of $7,666,969 compared to $2,601,470 for the year ended December 31, 2013, which was an increase of $5,065,499. The increase was due to additional derivative liability being recorded in the year ended December 31, 2014. We calculate our derivative liability using the Black Scholes Model which takes into account variable features in our outstanding convertible debt as well as our ever changing stock price. Our stock price decreased dramatically in the year ended December 31, 2014, which was the major factor in the increased Black Scholes Model calculations of derivative liability.

Liquidity and Capital Resources

Our cash resources totaled $196,993 at December 31, 2014, compared to $64,771 as of December 31, 2013. We have a working capital deficit of $9,786,854 at December 31, 2014. Our working capital deficit is mainly due to the outstanding derivative liability of $7,811,895. Without factoring in the derivative liability, we have a working capital deficit of $1,975,486. We believe we will need an infusion of capital from third-party sources as our operations are not profitable.

In the year ended December 31, 2014, we had net cash used in operating activities of $1,472,141, compared to $1,478,481 in the year ended December 31, 2013.

In the year ended December 31, 2014, we had net cash used in investing activities of $32,500, which consisted of a $12,500 investment in Seattle Green Care and $20,000 in Suzie Q’s NPO. In the year ended December 31, 2013, we had net cash used in investing activities of $9,412, which consisted of purchased of furniture and equipment.

In the year ended December 31, 2014, we had net cash used in financing activities of $1,636,863, which consisted of $1,262,500 of proceeds from convertible notes payable and $374,363 in proceeds from the issuance of our stock. In the year ended December 31, 2013, we had net cash used in financing activities of $1,552,664, which was entirely from proceeds from convertible notes payable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

Index to

Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2014 and 2013	F-2

Statements of Operations for the years ended December 31, 2014 and 2013 and for the period from Inception (October 14, 2010) through December 31, 2014.	F-3

Statement of Changes in Stockholders’ Equity from Inception (October 14, 2010) through December 31, 2014	F-4

Statements of Cash Flow for the years ended December 31, 2014 and 2013 and for the period from Inception (October 14, 2010) through December 31, 2014.	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Primco Management Inc.

Seattle, WA

I have audited the accompanying consolidated balance sheets of Primco Management Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company has no revenues, has incurred losses since inception, and has a negative working capital balance at December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

April 12, 2015

PRIMCO MANAGEMENT INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		(Restated)
	December 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash and cash equivalents	$196,993	$64,771
Accounts receivable, net	11,044	26,026
Inventory, net	42,684	70,528
Due from related party	104,915	-
Prepaids	-	20,000
Total Current Assets	355,636	181,325

Property and equipment, net	4,932	7,885

Other Assets:
Goodwill	32,500	-
Deposits	5,100	8,714
Total Other Assets	37,600	8,714

Total Assets	$398,168	$197,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$94,124	$97,979
Accrued liabilities	309,175	301,175
Due to related party	19,348	13,928
Notes payable	429,500	713,000
Convertible notes payable, net of discounts	1,471,475	711,201
Derivative liability	7,811,368	287,071
Total Current Liabilities	10,134,990	2,124,354

Total Liabilities	10,134,990	2,124,354

Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized,
10,000,000 shares issued and outstanding, respectively	100	70
Common Stock, $0.00001 par value, 8,990,000,000 shares authorized
8,996,778,999 and 1,873,002,181 shares issued and outstanding, respectively	89,968	18,730
Stock payable	7,500	-
Additional paid in capital	2,927,431	1,746,083
Accumulated deficit during development stage	(12,761,821)	(3,691,313)
Total Stockholders' Equity (Deficit)	(9,736,822)	(1,926,430)

Total Liabilities and Stockholders' Equity	$398,168	$197,924

The accompanying notes are an integral part of these audited financial statements.

PRIMCO MANAGEMENT INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From inception
			(October 14,
	For the Years Ended		2010) through
	December 31,		December 31,
	2014	2013	2014

Revenues	$103,403	$72,116	$175,519
Costs of services	74,042	44,123	118,165

Gross Margin	29,361	27,993	57,354

Operating Expenses:
Consulting	466,345	239,500	603,845
General and administrative	292,002	277,333	676,335
Professional fees	192,766	43,860	236,626
Wages and officer compensation	366,268	374,212	740,480
Total Operating Expenses	1,317,381	934,905	2,257,286

Loss from Operations	(1,288,020)	(906,912)	(2,199,932)

Other Expenses/(Income):
Interest expense	145,519	177,931	1,033,805
Interest expense - derivative	7,666,969	2,601,470	9,558,084
Forgiveness of debt	(30,000)	-	(30,000)
Total Other Expense	7,782,488	2,779,401	10,561,889

Net Loss Before Income Taxes	(9,070,508)	(3,686,313)	(12,761,821)

Provision for Income Taxes	-	-	-

Net Loss	$(9,070,508)	$(3,686,313)	$(12,761,821)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and Diluted	5,605,588,109	1,881,476,718

The accompanying notes are an integral part of these audited financial statements.

PRIMCO MANAGEMENT INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

							Accumulated
							Deficit
						Additional	During	Stockholders'
	Preferred Stock		Common Stock		Stock	Paid in	Development	Equity
	Shares	Amount	Shares	Amount	Payable	Capital	Stage	(Deficit)
Balance at October 14, 2010	-	$-	-	$-	$-	$-	$-	$-

Balance, December 31, 2010	-	-	-	-		-	-	-
					-
Balance, December 31, 2011	-	-	-	-	-	-	-	-

Acquisition of music and picture rights	-	-	-	-	-	(1,050,750)	-	(1,050,750)
Stock issued for services	-	-	5,000,000	50	-	4,950	-	5,000
Net loss	-	-	-	-	-	-	(5,000)	(5,000)
Balance, December 31, 2012	-	-	5,000,000	50	-	(1,045,800)	(5,000)	(1,050,750)

Recapitalization			179,912,000	1,799	-	(225,076)	-	(223,277)
Issuance of stock in part consideration
for purchase of Top Sail Productions, LLC	-	-	5,000,000	50	-	14,950	-	15,000
Issuance of stock for D&B Music acquisition	7,000,000	70	20,000,000	200	-	(357,111)	-	(356,841)
Issuance of stock to settle convertible debt	-	-	1,663,090,181	16,631	-	808,009	-	824,640
Derivative liability adjustment	-	-	-	-	-	2,551,111	-	2,551,111
Net loss	-	-	-	-	-	-	(3,686,313)	(3,686,313)
Balance, December 31, 2013	7,000,000	70	1,873,002,181	18,730	-	1,746,083	(3,691,313)	(1,926,430)

Issuance of stock for cash	-	-	372,218,912	3,722	-	370,641	-	374,363
Issuance of stock for services	3,000,000	30	-	-	7,500	-	-	7,530
Issuance of stock to reduce convertible debt	-	-	6,887,437,906	68,875	-	809,348	-	878,223
Cancellation of stock	-	-	(135,880,000)	(1,359)		1,359
Net Loss	-	-	-	-	-	-	(9,070,508)	(9,070,508)
Balance, December 31, 2014	10,000,000	$100	8,996,778,999	$89,968	$7,500	$2,927,431	$(12,761,821)	$(9,736,822)

The accompanying notes are an integral part of theses financial statements.

PRIMCO MANAGEMENT INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception
			(October 14,
	For the Years Ended		2010) through
	December 31,		December 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(9,070,508)	$(3,686,313)	(12,761,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Common stock issued for services	7,530	-	12,530
Depreciation and amortization	2,953	1,527	4,480
Interest expense- derivative	7,666,969	2,056,954	9,558,084
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	14,982	(26,026)	(11,044)
Decrease (Increase) in inventory	27,844	(70,528)	(42,684)
Decrease (Increase) in deposits	3,614	(28,714)	(25,100)
Increase in advances to related party	(99,495)	13,928	(85,567)
Increase (Decrease) in accounts payable	(3,855)	97,979	94,124
Increase (Decrease) in accrued liabilities	8,000	291,175	299,175
Decrease in prepaids	20,000	-	20,000
Discount on debt	(50,175)	(128,463)	(12,799)
Net Cash Proceeds (Used) in Operating Activities	(1,472,141)	(1,478,481)	(2,950,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	(9,412)	(9,412)
Investment in Seattle Green Care	(12,500)	-	(12,500)
Investment in Suzie Q's NPO	(20,000)	-	(20,000)
Net Cash Used In Investing Activities	(32,500)	(9,412)	(41,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,262,500	1,552,664	2,815,164
Proceeds from sale of stock	374,363	-	374,363
Net Cash Provided by Financing Activities	1,636,863	1,552,664	3,189,527

Net (Decrease) Increase in Cash	132,222	64,771	196,993

Cash at Beginning of Period	64,771	-	-

Cash at End of Period	$196,993	$64,771	196,993

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of short term note payable to purchase intellectual property rights: Music	$-	$916,350	$1,442,402
Issuance of short term note payable to purchase intellectual property rights: Motion Picture	$-	$-	$315,000
Issuance of short term note payable by Southridge for S-1 legal fees	$20,000	$-	$20,000

The accompanying notes are an integral part of these audited financial statements.

Primco Management Inc.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2014 and December 31, 2013

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of operations

The Company was incorporated on October 14, 2010, under the laws of the State of Delaware. The Company is a real estate management and property development company and., through its wholly-owned subsidiary, Top Sail Productions, LLC, produces and distributes recorded music and intends to co-produce for distribution lower budgeted motion pictures.

In February, 2014 the Company expanded its operations to include the leasing and property management of facilities for the legal cultivation of medical cannabis, and the acquisition of and/or entering into joint ventures with third parties involving the planning, staffing, management and operation of legalized medical marijuana dispensing and cultivation.

Mergers and Acquisitions

Effective January 31, 2013, the Company executed a reverse merger with ESMG, Inc. by entering into a stock purchase agreement whereby the Company acquired all of the issued and outstanding stock of ESMG, Inc., as well as the assets, contracts and obligations of ESMG, Inc. existing as of that date, through a cashless exchange of stock. ESMG, Inc., which was formed in the State of Nevada on October 9, 2012, is a formative multi-media entertainment enterprise with an active music production and distribution division, as well as having a business plan to launch a motion picture and TV production and distribution division; a radio content syndication division and an on-line interactive sports division. Accordingly, as of January 31, 2013, through the acquisition of ESMG, Inc., the Company expanded its operations to include entertainment in addition to continuing to offer real estate management and development services.

On May 30, 2013, the Company completed and funded the acquisition of Top Sail Productions, LLC (“Top Sail” or “Top Sail Productions”), a California limited liability company and music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company. The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who will continue as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment entities owned by the Company. The Company purchased the membership interests in Top Sail for a total of $440,000. The initial payment was $75,000 cash and 5,000,000 restricted common shares in the Company. The remaining $350,000 balance is being paid in installments as follows; $6,250 for 12 months commencing July 1, 2013, $10,417 for 12 months commencing July 1 2014, $12,500 per month commencing July 1, 2015. As of December 31, 2014, the Company paid Chuck Gullo a total of $210,483 which is in accordance with the payment plan.

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

Suzie Q’s NPO

On July 22, 2014, the Company executed an amendment to the Asset Purchase Agreement, (the “Agreement”), with Jessica Vance, the owner of Suzie Q’s NPO, (“Suzie Q’s”), dated March 7, 2014. Pursuant to the Agreement, the Company acquired the business operations of Suzie Q’s, minimal equipment and furniture to operate the business, the customer/patient list and the exclusive rights to use the name “Suzie Q.” Suzie Q’s is a Washington state non-profit corporation. The Company paid a total of $20,000 cash pursuant to the acquisition of Suzie Q’s. The Company did not take over the lease on the location. The equipment and furniture had an approximate historical cost of $7,760 and a net book value of $0 as of the date of the Agreement. The Company recorded the excess consideration paid of $20,000 as goodwill.

On December 5, 2014, the Company and Jessica Vance entered into a Mutual Settlement and Release of Claims Agreement, (“MSRCA”), which superseded all prior agreements between the parties. Pursuant to the MSRCA, the Company and Jessica Vance agreed to the following

1.	The Company will relinquish all rights to the furniture and equipment obtained which had a cost basis of $7,600 and a net book value of $0.
2.	The consulting agreement dated July 22, 2014, with Jessica Vance was terminated.
3.	The Company will make an additional payment of $8,240 and 25,000,000 shares of common stock for other assets such as the exclusive rights to the Suzie Q brand name, business goodwill, intellectual property relating to the business licenses, copyrights, trademarks, physical customer files, business telephone number, facebook, and email address.

Subsequent to the year ended December 31, 2014, the Company decided not to make any additional payments relating to Suzie Q’s and decided that it would not proceed with purchasing Suzie Q’s assets in light of significant unresolved tax liability associated with Suzie Q’s and its assets (see Note 14).

Seattle Green Care

On August 3, 2014, the Company entered into an asset purchase agreement with Seattle Green Care whereby the Company acquired the domain name registration for SeattleGreenCare.com, the phone number for Seattle Green Care, the WordPress files for SeattleGreenCare.com, the vendor list, Seattle Green Care logo, Seattle Green Care customer list and other forms of minor business operations for a total consideration of $12,500 cash. As of December 31, 2014, the Company has paid Seattle Green Care the total consideration of $12,500 and has recorded the balance as goodwill.

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

As of December 31, 2014, there are 27,183,682,796 potentially dilutive shares of common stock outstanding all of which are derived from our outstanding convertible promissory notes. At December 31, 2014, the Company has 10,000,000 shares of Series A preferred stock outstanding of which after twelve months can be convertible at the option of the holder into one hundred (100) common shares per one share of Series A preferred stock.  Of the 10,000,000 shares of Series A preferred stock outstanding as of December 31, 2014, 7,000,000 have been outstanding for over one (1) year. Therefor there are an additional 700,000,000 potentially dilutive shares of common stock outstanding if the holder of shares of Series A preferred stock were to convert.

As of December 31, 2014, combined the Company has 727,183,682,796 potentially dilutive shares of common stock outstanding.

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

At December 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits. The Company recognizes interest and penalties related to income tax matters in interest expense and operating expenses, respectively. As of December 31, 2014 and December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

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

NOTE 2 – GOING CONCERN

The Company is a development stage company and the management of the Company has devoted substantially all of its efforts to locating real estate properties for development and construction and to the production and/or distribution of recorded music from the music artists it has developed and from the music catalogs that it has acquired as well as development of its future planned marijuana operations. The Company expects operating costs to continue to exceed funds generated from operations until significant revenues are generated from its operations and from new financing sources. The Company had only generated minimal revenues from its operations through December 31, 2014 mainly due to the unsuccessful and disappointing sale of recorded music from the music artists it has under contract. As a result, the Company expects to continue to incur operating losses in the near term, and the operations in the near future are expected to continue to require working capital. The ability of the Company to continue as a going concern is in turn dependent on its ability to raise capital to meet its operating requirements.

The Company’s independent auditors, in their report on the financial statements for the years ended December 31, 2014 and 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

NOTE 4 – ACQUISITIONS & GOODWILL

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

The Company has begun to compile and re-release albums of artists comprised in both music catalogs. Interest continues to accrue at the rate of 10% on the balance of principal due to Pegasus Group, Inc.

Top Sail Productions, LLC

On May 30, 2013, the Company completed and funded the acquisition of Top Sail Productions, LLC (“Top Sail”), a music production company and record label with a multi-year US distribution agreement through WEA, a Warner Music Group Company. The Company purchased Top Sail from Chuck Gullo, the principal of Top Sail, who will continue as Senior Executive Consultant to assist in the operation of Top Sail and other entertainment entities owned by the Company. The Company purchased the membership interests in Top Sail for a total of $440,000. The initial payment was $75,000 cash and 5,000,000 restricted common shares in the Company. The remaining $350,000 balance is being paid in installments as follows; $6,250 for 12 months commencing July 1, 2013, $10,417 for 12 months commencing July 1 2014, $12,500 per month commencing July 1, 2015. As of December 31, 2014, the Company paid Chuck Gullo a total of $210,483 which is in accordance with the payment plan.

Suzie Q’s NPO

On July 22, 2014, the Company executed an amendment to the Asset Purchase Agreement, (the “Agreement”), with Jessica Vance, the owner of Suzie Q’s NPO, (“Suzie Q’s”), dated March 7, 2014. Pursuant to the Agreement, the Company acquired the business operations of Suzie Q’s, minimal equipment and furniture to operate the business, the customer/patient list and the exclusive rights to use the name “Suzie Q.” Suzie Q’s is a Washington state non-profit corporation. The Company paid a total of $20,000 cash pursuant to the acquisition of Suzie Q’s. The Company did not take over the lease on the location. The equipment and furniture had an approximate historical cost of $7,760 and a net book value of $0 as of the date of the Agreement. The Company recorded the excess consideration paid of $20,000 as goodwill.

On December 5, 2014, the Company and Jessica Vance entered into a Mutual Settlement and Release of Claims Agreement, (“MSRCA”), which superseded all prior agreements between the parties. Pursuant to the MSRCA, the Company and Jessica Vance agreed to the following

1.	The Company will relinquish all rights to the furniture and equipment obtained which had a cost basis of $7,600 and a net book value of $0.
2.	The consulting agreement dated July 22, 2014, with Jessica Vance was terminated.
3.	The Company will make an additional payment of $8,240 and 25,000,000 shares of common stock for other assets such as the exclusive rights to the Suzie Q brand name, business goodwill, intellectual property relating to the business licenses, copyrights, trademarks, physical customer files, business telephone number, facebook account, and email address.

Subsequent to the year ended December 31, 2014, the Company decided not to make any additional payments relating to Suzie Q’s and decided that it would not proceed with purchasing Suzie Q’s assets in light of significant unresolved tax liability associated with Suzie Q’s and its assets (see Note 14).

Seattle Green Care

On August 3, 2014, the Company entered into an asset purchase agreement with Seattle Green Care whereby the Company acquired the domain name registration for SeattleGreenCare.com, the phone number for Seattle Green Care, the WordPress files for SeattleGreenCare.com, the vendor list, Seattle Green Care logo, Seattle Green Care customer list and other forms of minor business operations for a total consideration of $12,500 cash. As of December 31, 2014, the Company has paid Seattle Green Care the total consideration of $12,500 and has recorded the balance as goodwill.

NOTE 5 - ACCOUNTS RECEIVABLE AND INVENTORY

Accounts receivable represents the net amount due from WEA/Warner Music Group from the sale of Top Sale Productions’ music CDs, and ESMG’s digital music releases. As of December 31, 2014 and December 31, 2013, the Company had accounts receivable balances net of allowance for doubtful accounts of $11,044 and $26,026.

Inventory represents the finished cost of Top Sail Productions’ music CDs (including prepaid royalties to music artists) available for resale to consumers, less a reserve for defective CDs of $3,729. As of December 31, 2014 and December 31, 2013, the Company had net inventory balances of $42,684 and $70,528.

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

As of December 31, 2014 and 2013, the Company had a prepaids balance of $0 and $20,000.

NOTE 7 – FIXED ASSETS: PROPERTY & EQUIPMENT

Property and equipment consists of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Property and equipment	$9,573	$9,412
Less: accumulated depreciation	4,641	1,527
Property and equipment, net	$4,932	$7,885

Depreciation expense for the years ended December 31, 2014 and 2013 was $2,953 and $1,527.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2014 and December 31, 2013 represent the following:

	December 31, 2014	December 31, 2013
Accrued interest on short term debt	$243,342	$175,463
Accrued salary	52,147	125,712
Payroll tax liability and withholdings	13,686	-
Total accrued liabilities	$309,175	$301,175

As of December 31, 2014 and December 31, 2013, the Company had an accrued salary liability to its CEO, David Michery, in the amount of $27,743 and $83,808. As of December 31, 2014 and December 31, 2013, the Company had an accrued salary liability to its former CFO, Alan Bailey, in the amount of $24,404 and $41,904.

NOTE 9 – NOTES PAYABLE

GGAG, Inc.

On May 21, 2013, ESMG, Inc. entered into a $250,000 promissory note with GGAG, Inc. On November 25, 2013, GGAG executed a debt and assignment agreement with Magna Group, LLC whereby GGAG assigned $50,000 of principal debt. On January 3, 2014, GGAG executed another debt and assignment agreement with Magna Group, LLC whereby GGAG assigned $50,000 of principal debt. In connection with the two debt and assignment agreements, the Company issued a convertible promissory note to Magna Group, LLC in the said amounts which are convertible at a 45% discount to the lowest trading price in the ten (10) days prior to conversion. In the year ended December 31, 2014, Magna Group, LLC converted the entire $100,000 of principal convertible debt into 1,369,851,114 shares of common stock in the Company.

Pegasus Group, Inc.

Pursuant to the acquisition of D&B Music, Inc. by the Company, the Company assumed the debt of D&B Music, Inc. which included a promissory note to Pegasus Capital, Inc. (formerly Pegasus Group, Inc.) in the principal amount of $242,000. On August 10, 2013, Pegasus Capital, Inc. assigned $30,000 of principal debt to Sherry Harden who in turn converted that debt into 30,000,000 free trading shares of common stock in the Company.

On January 13, 2014, Sherry Harden entered into a debt purchase agreement with Pegasus Capital, Inc. for a $5,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $5,000 portion of debt assigned to Mrs. Harden through the debt purchase agreement. As of December 31, 2014, Mrs. Harden converted the entire $5,000 of principal into 100,000,000 unrestricted common shares of the Company.

On January 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $5,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $5,000 portion of debt assigned to SFH Captial, LLC. As of December 31, 2014, SFH Capital, LLC converted the entire $5,000 of principal into 100,000,000 unrestricted common shares of the Company.

On February 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $22,500 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into a convertible debenture for that $22,500 portion of debt assigned to SFH Capital, LLC. As of December 31, 2014, SFH Capital, LLC converted the entire $22,500 of principal into 225,154,110 unrestricted common shares of the Company.

On February 28, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $90,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $90,000 portion of debt assigned to SFH Capital, LLC. As of December 31, 2014, SFH Capital, LLC has converted $5,000 of principal debt into 100,000,000 shares of common stock in the Company.

Southridge Partners II, LP

On June 18, 2014, the Company and Southridge Partners II, LP (“Southridge”) entered into a settlement agreement concerning the complete settlement and disposition of all claims by Southridge which include a convertible note issued by the Company to Southridge on September 30, 2013 and due on June 30, 2014 in the amount of $35,000. In the year ended December 31, 2014, the Company executed the settlement agreement by issuing Southridge 209,583,076 share of common stock as full consideration for payment of said convertible note.

Gorilla Pictures

On January 31, 2013, the Company executed a stock purchase agreement with ESMG, Inc. which was treated as a reverse merger. Moreover, the Company assumed a $275,000 promissory note originally issued to Gorilla Pictures on November 6, 2012.

On October 6, 2014, Firehole River Capital, LLC (the “Assignee”) entered into a purchase and assignment agreement with Gorilla Pictures (the “Assignor”) whereby a portion of $75,000 from an original note issued to the Assignor on November 6, 2012, was purchased by the Assignee. The new convertible note issued by the Company to the Assignee has a conversion rate equal to 50% of the lowest closing price of the Company’s common stock for the last 10 trading days prior to conversion. As of December 31, 2014, Firehole River Capital, LLC has converted $42,500 of principal leaving a balance of $40,000 on this note.

Note payable short-term debt balances as of December 31, 2014 and December 31, 2013 are made up of the following:

	December 31, 2014	December 31, 2013
Promissory Note due GGAG, Inc.	$150,000	$200,000
Promissory Note due Pegasus Group, Inc.	89,500	228,000
Promissory Note due Southridge Partners II, LLC	-	20,000
Promissory Note due Gorilla Pictures	190,000	265,000
Total Short Term Notes Payable	$429,500	$713,000

Short Term Notes Payable in Default

As of December 31, 2014, the Company has approximately $429,500 of short term notes payable in default.

NOTE 10 – SHORT-TERM CONVERTIBLE DEBT AND DERIVATIVE LIABILITY

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

Redwood Fund II

On June 18, 2014, the Company and Redwood Fund II (“Redwood”) entered into a settlement agreement concerning the complete settlement and disposition of all claims by Redwood which include a convertible note issued by the Company to Redwood on April 29, 2013 and due on January 29, 2014. In the year ended December 31, 2014, the Company executed the settlement agreement by issuing Redwood 474,444,444 share of common stock as full consideration for payment of said convertible note.

WHC Capital, LLC (“WHC”)

On May 12, 2014, the Company and WHC Capital, LLC (“WHC”) entered into a settlement agreement concerning the complete settlement and disposition of all claims by WHC which include convertible notes issued by the Company to WHC on (i) June 27, 2013 for $100,000, (ii) June 27, 2013 for $50,000, (iii) August 8, 2013 for $100,000, (iv) September 8, 2013 for $100,000, (v) October 22, 2013 for $50,000, (vi) November 30, 2013 for $50,000, and (vii) December 27, 2013 for $50,000. Pursuant to the settlement agreement, the Company will pay WHC $150,000 cash as well as issue a total of 280,000,000 shares of common stock to settle the seven (7) convertible notes in full. As of December 31, 2014, WHC has been paid $150,000 cash and been issued 280,000,000 shares of common stock in full consideration of all outstanding convertible notes payable, leaving a balance owed to WHC of $0.

LG Capital Funding, LLC

On February 20, 2014, the Company issued a convertible note of $50,000 to LG Capital Funding, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of February 20, 2015. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted. As of December 31, 2014, LG Capital Funding, LLC has converted $50,000 of principal and $471 of accrued interest into 609,725,000 shares of common stock, leaving a $0 principal balance on this note.

On April 1, 2014, the Company issued a convertible note of $100,000 to LG Capital Funding, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of April 1, 2015. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted. As of December 31, 2014, LG Capital Funding, LLC has converted $6,625 of principal into 139,963,600 shares of common stock, leaving a balance $93,375 on this note.

On October 14, 2014, the Company received $95,000 pursuant to a back end convertible note of $100,000 dated April 1, 2014 with LG Capital Funding, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of April 1, 2015. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted.

Inter-Mountain Capital Corp.

On April 21, 2014, the Company entered into a collateralized secured convertible promissory note with Inter-Mountain Capital Corp ("Inter-Mountain"), a Delaware corporation, for an 9% convertible promissory note with an aggregate principal amount of $2,207,500, of which the company is to assume $200,000 in original interest discount ("OID") and legal fees and other expenses of Inter-Mountain totaling $10,000, which together with any unpaid accrued interest is due on March 21, 2016. The note is to be issued in tranches with an initial tranche of $557,500, of which $500,000 was received on April 22, 2014, assuming $57,500 in OID. The Company received a second tranche of $110,000, of which the Company received $100,000 on August 8, 2014, assuming $10,000 of OID. The Company received a third tranche of $27,500, of which the Company received $25,000 on November 13, 2014, assuming $2,500 of OID. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at a fixed conversion price of $0.0075. The remaining tranches of $275,000 of funding to the Company under the note will consist of $250,000 in principal and the $25,000 in OID, which have not yet been funded. As of December 31, 2014, Inter-Mountain Capital Corp has converted $59,400 of principal debt into 495,000,000 shares of common stock in the Company.

Adar Bays, LLC

On May 27, 2014, the Company issued a convertible note of $75,000 to Adar Bays, LLC. Under the terms of the note, the Company is to repay any principal balance and interest, at 8% per annum at the maturity date of May 27, 2015. The Company may prepay the convertible promissory note prior to maturity at varying prepayment penalty rates specified under the agreement. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the five (5) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted. As of December 31, 2014, Adar Bays, LLC has not converted any debt.

SFH Capital, LLC

On January 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $5,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $5,000 portion of debt assigned to SFH Capital, LLC. As of December 31, 2014, SFH Capital, LLC converted the entire $5,000 of principal into 100,000,000 unrestricted common shares of the Company.

On February 13, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $22,500 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into a convertible debenture for that $22,500 portion of debt assigned to SFH Capital, LLC. As of December 31, 2014, SFH Capital, LLC converted the entire $22,500 of principal into 225,154,110 unrestricted common shares of the Company.

On February 28, 2014, SFH Capital, LLC entered into a debt purchase agreement with Pegasus Capital, Inc. for a $90,000 portion of the promissory note originally in the amount of $242,000 dated February 1, 2009. On the same date, the Company then entered into convertible debenture for that $90,000 portion of debt assigned to SFH Capital, LLC. As of December 31, 2014, SFH Capital, LLC has converted $5,000 of principal debt into 100,000,000 shares of common stock in the Company.

On June 27, 2014, the Company executed a convertible promissory note with SFH Capital, LLC in the amount of $50,000 bearing interest of 10% per annum and maturing on June 27, 2015. The $50,000 was wired directly to WHC Capital, LLC whom is another note holder of the Company. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the ten (10) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted. As of December 31, 2014, SFH Capital, LLC has not converted any of this debt.

On August 5, 2014, the Company executed a convertible promissory note with SFH Capital, LLC in the amount of $50,000 bearing interest of 10% per annum and maturing on August 5, 2015. The $50,000 was wired directly to WHC Capital, LLC whom is another note holder of the Company. The convertible promissory note is convertible into shares of the Company’s common stock any time after the issuance of the convertible note. The conversion price is calculated by multiplying 50% (50% discount) by the lowest trading prices anytime during the ten (10) trading days prior to the conversion date.  The conversion feature is considered a derivative liability as the conversion feature is variable with no floor as to the number of common shares which could be converted. As of December 31, 2014, SFH Capital, LLC has not converted any of this debt.

Beaufort Capital Partners, LLC

On June 30, 2014, the Company executed a convertible note agreement with Beaufort Capital Partners, LLC in the amount of $100,000, interest of 12% per annum, payable by December 30, 2014 and convertible into common shares of the Company at a 38% discount to market based on the (3) three lowest closing prices within (10) ten trading days prior to conversion. As of December 31, 2014, Beaufort Capital Partners, LLC has not converted any of this debt.

Eastmore Capital, LLC

On August 13, 2014, the Company executed a convertible note agreement with Eastmore Capital, LLC in the amount of $110,000, interest of 12% per annum, payable by August 12, 2015 and convertible into common shares of the Company at a 40% discount to market based on the lowest closing prices within (10) ten consecutive trading days prior to conversion. As of December 31, 2014, Eastmore Capital, LLC has not converted any of this debt.

Left Coast Pictures, Inc.

On July 7, 2014, the Company executed a convertible note agreement with Left Coast Pictures, Inc. in the amount of $25,000, interest of 5% per annum, payable by January 7, 2015 and convertible into common shares of the Company at a 50% discount to market based on the lowest closing prices within (10) ten trading days prior to conversion. As of December 31, 2014, Left Coast Pictures, Inc. has not converted any of this debt.

Firehole River Capital, LLC

On October 2, 2014, the Company issued a convertible note and securities purchase agreement to Firehole River Capital, LLC in the amount of $82,500 of which $75,000 was received net of legal fees. The convertible note bears interest of 12%, matures on June 2, 2015, and is convertible into shares of the Company’s stock at a conversion rate of 50% of the lowest trading price during the 10 days prior to conversion. As of December 31, 2014, Firehole River Capital, LLC has not converted any of this debt.

On October 6, 2014, Firehole River Capital, LLC (the “Assignee”) entered into a purchase and assignment agreement with Gorilla Pictures (the “Assignor”) relating to the purchase of a portion of the Company’s note issued to the Assignor, and the Company issued Assignee a convertible note for the portion of the debt purchased by Assignee in the amount of $75,000. As of December 31, 2014, Firehole River Capital, LLC has converted $42,500 of principal leaving a balance of $32,500 on the note.

Short-term convertible debt at December 31, 2014 and December 31, 2013, represents the following:

Convertible Debt Due:	Original Principal	Reduction through conversion to stock as of December 31, 2014	Reduction through cash payment as of December 31, 2014	Balance at December 31, 2014	Balance at December 31, 2013
Asher Enterprises, Inc.	$220,500	$(120,500)	(100,000)	$-	$125,000
Magna Group, Inc/Hanover Holdings	272,500	(272,500)	-	-	45,000
Redwood Management, LLC	200,000	(200,000)	-	-	-
Redwood Fund II, LLC	150,000	(150,000)	-	-	119,664
WHC Capital, LLC	800,000	(650,000)	(150,000)	-	500,000
LG Capital	250,000	(56,625)	-	193,375	-
Elegant Funding	20,000	(20,000)	-	-	-
Fourth Street Fund LP	50,000	(10,000)	-	40,000	50,000
SFH Capital, LLC	217,500	(32,500)	-	185,000	-
Inter-Mountain Corp	687,500	(59,400)	-	628,100	-
Firehole River Capital, LLC	157,500	(42,500)	-	115,000	-
Adar Bay, LLC	75,000	-	-	75,000	-
Beaufort Capital Partners, LLC	100,000	-	-	100,000	-
Left Coast Pictures, Inc.	25,000	-	-	25,000	-
Eastmore Capital, LLC	110,000	-	-	110,000	-
Less: Discounts	-	-	-	-	(128,463)
Total	$3,335,500	$(1,614,025)	$(250,000)	$1,471,475	$711,201

Nature of Derivative Liability

From time-to-time, the Company enters into convertible note agreements whereby the conversion feature is required to be bifurcated out as a derivative liability.

The derivative liability at December 31, 2014 and December 31, 2013 related to the following convertible notes,

	December 31, 2014	December 31, 2013
Magna Group, Inc.	$-	$45,166
Redwood Fund II, LLC	-	145,773
Southridge Partners II, LLC	-	25,998
WHC Capital, LLC	-	70,134
LG Capital	1,083,881	-
Elegant Funding	-	-
Fourth Street Funding	200,043	-
Inter-Mountain Capital Corp.	3,766,833	-
Adar Bays, LLC	439,651	-
Beaufort Capital Partners, LLC	586,201	-
Eastmore Capital LLC	646,374	-
Firehole River Capital, LLC	728,817
Left Coast Pictures, Inc.	148,378
SFH Capital, LLC	210,830	-
	$7,811,368	$287,071

The following is the range of variables used in revaluing the derivative liabilities at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Annual dividend yield	0	0
Expected life (years) of	0.01 – 1.5	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	525.7%	372.2%

NOTE 11 – STOCKHOLDERS EQUITY

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

On August 6, 2013, the registrant filed a Certificate of Designation with the State of Delaware to create and issue a series of preferred stock to be designated the “Series A Preferred Stock” by adding the following subsections to Article IV:

-	There are Ten Million (10,000,000) Series A Preferred Shares with a par value of $0.001.
-	These shares rank senior to the common stock with respect to distributions or payments in the event of any liquidation, dissolution, or winding up of the registrant.
-	These shares are not entitled to receive any cash dividends.
-	After twelve months, each Series A Preferred Share will be convertible at the option of the holder into one hundred (100) common shares. This conversion ratio will be adjusted to account for stock splits and other, similar changes in the capital structure of the registrant.
-	These shares are not entitled to any preemptive rights to purchase stock in any future stock offerings.
-	Each Series A Preferred Share shall be entitled to one thousand (1,000) votes per share at any meeting of the stockholders or to participate in any action taken by the registrant or the stockholders thereof, or to receive any notice of any meeting of stockholders.

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

On November 11, 2014, the Company issued 3,000,000 shares of preferred stock to its chief executive officer for services rendered. The Company valued the preferred share at par $0.00001 which resulted in an expense of $30.

As of December 31, 2014 and 2013 the Company has 10,000,000 and 7,000,000 shares of preferred stock outstanding.

Authorized Common Stock

On or about October 10, 2012, the Company’s board of directors adopted a resolution approving an amendment to our Articles of Incorporation to effectuate an increase of the authorized capital stock from 25,000,000 shares, par value $0.001, to 500,000,000 shares, par value $0.001, and additionally authorized a 20 for 1 forward split, increasing the number of issued and outstanding common shares from 9,245,600 common shares to 184,912,000 common shares, which corporate actions were subsequently effected. The forward split did not affect the number of authorized common shares or par value.

Effective June 30, 2013, the Company amended its Articles of Incorporation increasing the authorized shares of capital stock from 500,000,000 shares, par value $0.001, to 2,000,000,000 shares, par value $0.00001, with 10,000,000 preferred shares, par value $0.00001, authorized and 4,990,000,000 common shares, par value $ 0.00001, authorized.

On or about August 10, 2013, the Company filed a Certificate of Designation with the State of Delaware designating 10,000,000 shares of preferred stock as “Series A Preferred Stock,” which shares would rank senior to the common stock with respect to distributions or payments in the event of any liquidation, dissolution, or winding up of the Company, and with each share of Series A Preferred Stock entitling the holder thereof to 1,000 votes.

Effective November 25, 2013, the Company amended its Articles of Incorporation to increase the Company’s authorized shares of capital stock from 2,000,000,000 shares, par value $0.00001, to 5,000,000,000 shares, par value $0.00001, with 10,000,000 preferred shares, par value $0.00001, authorized and 4,990,000,000 common shares, par value $ 0.00001, authorized.

On September 16, 2014, the Company amended its Articles of Incorporation to increase its authorized capital stock to 9,010,000,000 shares, with 9,000,000,000 common shares, par value $0.00001 par value, authorized and 10,000,000 preferred shares, par value $0.00001, authorized.

Effective March 23, 2015, the Company amended its Articles of Incorporation under the laws of the State of Delaware to effectuate a reverse stock split of its common and preferred stock at a reverse stock ratio of one post-split share of stock for each 1,000 shares of pre-split stock. Pursuant to the amendment, the total authorized capital which the Company shall have the authority to issue was reduced to 2,010,000,000, of which 2,000,000,000 shares shall be common stock, $0.00001 par value per share, and 10,000,000 shares shall be preferred stock, $0.00001 par value per share. The Company did not adjust any financial activity in the audited financial statements included in this Form 10-K to account for the reverse stock split as it was effectuated with the State of Delaware subsequent to December 31, 2014.

Common Stock Issuances

In the year ended December 31, 2013, the Company issued 1,798,090,181 shares of common stock of which 5,000,000 shares were for the purchase of Top Sail Productions, LLC as a wholly owned subsidiary, 20,000,000 shares were for the acquisition of D&B Music and 1,663,090,181 shares were for the reduction of $824,640 in convertible debt.

In the year ended December 31, 2014, the Company issued 7,259,656,818 shares of common stock of which 372,218,912 shares were for $374,363 cash and 6,887,437,906 shares for the reduction of $878,223 in convertible debt. The Company also canceled 135,880,000 shares to its CEO David Michery to allow the Company to issue additional shares to other parties because it reached its maximum authorized shares in early 2014. The Company has since increased its authorized shares of common stock.

Stock Payable

As of December 31, 2014 and 2013, the Company had a stock payable balance of $7,500 and $0. The Company executed a consulting agreement in October of 2014 whereby the Company is to issue 25,000,000 shares of common stock for services rendered. The Company valued the shares at the trading price on the date of issuance which resulted in a consulting expense of $7,500. As of December 31, 2014, the Company has yet to issue the shares and therefor recorded a stock payable of $7,500.

Warrants

On June 30, 2014, the Company issued to Beaufort Capital Partners LLC warrants to purchase 67,000,000 shares of common stock of the Company at an exercise price of $.0015 per share. The warrants were issued to the Beaufort Capital Partners LLC pursuant to a convertible note dated June 30, 2014 in the amount of $100,000.

During the years ended December 31, 2014, no warrants were exercised. The following table summarizes the outstanding warrants.

Warrants Outstanding
		Weighted
Warrants		Average		Warrants
Exercisable	Exercise	Remaining		Exercisable
June 30,	Price ($) per	Contractual	Exercised	December 31,
2014	Share	Life	Warrants	2014

67,000,000	$0.0015	4.50 years	-	67,000,000

NOTE 12 – COMMITMENTS & CONTINGENCIES

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

As of December 31, 2014, the Company has not made any payments or advanced any assets pursuant to the joint venture agreement with CanMEd.

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

All current LP are impacted by the injunction. Instead of having a 40,000 customer pool to themselves, they must compete against the “old” system until the court decision is made. These circumstances give our Joint Venture the opportunity to capture market share that would have gone elsewhere but for the injunction. In addition, these circumstances require a re-evaluation of market strategy and tactics as follows:

●	Configure CanMED’s operations to grow and sell marijuana under both the old and the new regulations with a strong focus upon customer acquisition.
●	Look to acquire suitable land and prepare to file Health Canada license application or make agreement with company that has already filed and is well advanced in the process.
●	Make agreements with existing growers who operate under the old regulations to acquire their customers. This would bring revenues within 60 to 90 days.

Office lease

In late 2013, the Company cancelled its lease at 6725 Sunset Boulevard, Suite 420, Hollywood, CA 90028. Subsequently after cancelling the lease, an officer of the Company executed two leases for adjoining commercial office buildings in Orange County, CA where the Company will house ESMG’s music and motion picture operations as well as Top Sail Production operations. The first lease executed on October 24, 2013 is for three year with fixed payment terms of $1,750 a month. The second lease executed on June 13, 2014 is for five years with variable payment terms. The lease payments are $1,750 a month until August 31, 2014. The monthly lease payments then increase September 1, 2014 through June 14, 2015 to $3,500. The monthly lease payments then increase June 15, 2015 through June 14, 2016 to $4,000. The monthly lease payments then increase June 15, 2016 through June 14, 2017 to $4,120. The monthly lease payments then increase June 15, 2017 through June 14, 2018 to $4,243. The monthly lease payments then increase June 15, 2018 through June 14, 2019 to $4,370. Both leases were originally executed in the name of an officer of the Company. In July of 2014, the Company was assigned the lease from the respective officer of the Company.

Minimum future rental payments under the agreement are as follows:

2015-	$45,250
2016-	$48,780
2017-	$50,240

NOTE 13 – RELATED PARTY TRANSACTIONS

Due from related party

On December 8, 2013, the Company executed a line of credit agreement with Mullen Motors Company, (“Mullen”), a private company owned by our CEO, David Michery, in the amount up to $150,000 at zero percent interest until December 31, 2014 and payable in full by December 31, 2015. Starting January 1, 2015, the line of credit will accrue interest at 4% per annum. As of December 31, 2014 and 2013, the Company had a due from related party balance relating to advances to Mullen in the amounts of $104,915 and $0.

Due to related party

The Company was advanced money from its CEO for working capital purposes at zero percent interest and payable on demand. As of December 31, 2014 and 2013, the Company had a due to related party balance relating to the advances from our CEO in the amounts of $19,348 and $13,928.

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

Employment agreements with CEO and former CFO

On February 7, 2013, the Company executed an employment agreement with its CEO, David Michery and its former CFO, Alan Bailey. The employment agreement with Mr. Michery is for two years with an annual salary of $240,000. The employment agreement with Mr. Bailey is for two years with an annual salary of $120,000. On February 14, 2014, Mr. Bailey resigned as CFO of the Company and his employment agreement was terminated. As of December 31, 2014 and December 31, 2013, the Company had an accrued salary liability to its CEO, David Michery, in the amount of $27,723 and $83,808. As of December 31, 2014 and December 31, 2013, the Company had an accrued salary liability to its former CFO, Alan Bailey, in the amount of $24,404 and $41,904. In the years ended December 31, 2014 and 2013, the Company paid $301,065 and $130,000 in cash payments to Mr. Michery pursuant to his employment agreement. In the year ended December 31, 2014, the Company paid $17,500 in cash payments to Mr. Bailey pursuant to his outstanding salary liability. It should be noted that Mr. Michery was not paid in excess of his employment agreement in fiscal year 2014 as he accrued approximately $110,000 in accrued salary in fiscal year 2013, and the accrued salary balance carried forward into 2014.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no other material subsequent events exist.

1.

Effective March 23, 2015, the Company amended its Articles of Incorporation under the laws of the State of Delaware to effectuate a reverse stock split of its common and preferred stock at a reverse stock ratio of one post-split share of stock for each 1,000 shares of pre-split stock. Pursuant to the amendment, the total authorized capital which the Company shall have the authority to issue was reduced to 2,010,000,000, of which 2,000,000,000 shares shall be common stock, $0.00001 par value per share, and 10,000,000 shares shall be preferred stock, $0.00001 par value per share. As the effective date of the reverse stock split was subsequent to the financial statement end date, the Company did not adjust any financial activity in the audit period to account for the reverse stock split.

2.	From January 1, 2015 to the date of this filing, the Company issued 4,749,429 post reverse split shares of common stock, 1,400,000 shares were for consulting services and 3,349,429 shares were for the reductions of $43,253 of principal convertible debt and $162 of accrued interest.

3.	On April 1, 2015, the Company issued 3,000,000 post reverse split shares of Series A Preferred Stock to its CEO, David Michery, for services rendered to the Company.

4.	On or about December 5, 2014, the Company entered into a settlement agreement with Jessica Vance and Suzie Q’s NPO relating to disputes between the parties as to amounts due to Vance under her consulting contract with the Company and Suzie Q NPO’s asset purchase agreement with the Company, as well as a dispute as to the what assets were to be transferred in connection with the asset purchase. Pursuant to the settlement, the parties agreed that the Company’s consulting contract with Ms. Vance was terminated, clarified what assets would be transferred to the Company, and the Company agreed to make a payment of $8,240 and 25,000,000 shares for the assets that would be transferred. On or about March 10, 2015, the Company received a notice from the State of Washington Department of Revenue that it was being assessed $676,423.00 for Suzie Q’s NPO unpaid tax liability. The Company retained local tax counsel and appealed the matter on or about March 24, 2015, on the grounds that it is not a successor to Suzie Q’s NPO, had not purchased Suzie Q’s NPO or its assets, had not merged with Suzie Q’s NPO, and was not a guarantor of Suzie Q’s NPO. Because of the unresolved tax liability associated with Suzie Q’s NPO, the Company will not be purchasing any assets from Suzie Q’s NPO or its principal.

5.	The Company issued the following convertible promissory notes as follows;

a.	On January 2, 2015, the Company executed a convertible promissory note and securities purchase agreement with EMA Financial, LLC in the amount of $27,500, with legal fees of $2,500, interest of 12% per annum, due January 1, 2016 and convertible into shares of common stock at a discount of 50% of the lowest closing bid price for fifteen (15) prior trading days.

b.	On January 6, 2015, the Company executed a convertible promissory note and securities purchase agreement with LG Capital, LLC in the amount of $45,500, with original issue discount of $10,500, legal fees of $1,750, interest of 8% per annum, due January 6, 2016 and convertible into shares of common stock at a discount of 50% of the lowest closing bid price for twenty (20) prior trading days.

c.	On January 6, 2015, the Company executed a convertible promissory note and securities purchase agreement with Adar Bay, LLC in the amount of $19,500, with original issue discount of $4,500, legal fees of $1,500, interest of 8% per annum, due January 6, 2016 and convertible into shares of common stock at a discount of 50% of the lowest closing bid price for twenty (20) prior trading days.

d.	Pursuant to the convertible promissory note with Inter-Mountain Capital Corp dated April 21, 2014, on February 24, 2015, the Company was funded an additional tranche of $27,500 which includes $2,500 of original issue discount.

e.	On March 9, 2015, the Company executed a convertible promissory note and securities purchase agreement with Blue and Gold Ventures, LLC in the amount of $50,000, interest of 12% per annum, due November 9, 2016 and convertible into shares of common stock at a discount of 50% of the lowest closing bid price for three (3) prior trading days.

NOTE 15 – RESTATEMENT OF DECEMBER 31, 2013 FINANCIAL STATEMENTS

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

PRIMCO MANAGEMENT INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013
	Originally
	Reported	Restated	Difference
ASSETS
Current Assets:
Cash and cash equivalents	$64,771	$64,771	$-
Accounts receivable, net	26,026	26,026	-
Inventory, net	70,528	70,528	-
Advances to related party	-	-	-
Intellectual property rights: Music, net of impairment	688,945	-	688,945
Intellectual property rights: Motion Picture	315,000	-	315,000
Prepaids	135,000	20,000	115,000
Total Current Assets	1,300,270	181,325	1,118,945

Property and equipment, net	7,885	7,885	-

Other Assets:
Music catalog	357,111	-	357,111
Lease deposit	8,714	8,714	-
Total Other Assets	365,825	8,714	357,111
Total Assets	$1,673,980	$197,924	$1,476,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$97,979	$97,979	$-
Accrued liabilities	301,175	301,175	-
Due to related party	13,928	13,928	-
Short-term notes payable	793,000	713,000	80,000
Short-term convertible notes payable, net of discounts	746,201	711,201	35,000
Derivative liability	287,071	287,071	-
Total Current Liabilities	2,239,354	2,124,354	115,000
Total Liabilities	2,239,354	2,124,354	115,000

Stockholders' Equity:
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized, 7,000,000 shares issued and outstanding, respectively	70	70	-
Common Stock, $0.00001 par value, 4,990,000,000 shares authorized 4,979,119,725 and 1,983,002,181 shares issued and outstanding, respectively	19,830	18,730	1,100
Stock subscription payable	-	-	-
Additional paid in capital	3,661,496	1,746,083	1,915,413
Accumulated deficit during development stage	(4,246,770)	(3,691,313)	(555,457)
Total Stockholders' Equity (Deficit)	(565,374)	(1,926,430)	1,361,056
Total Liabilities and Stockholders' Equity	$1,673,980	$197,924	$1,476,056

The accompanying notes are an integral part of these unaudited financial statements.

PRIMCO MANAGEMENTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended			From Inception (Oct 14, 2010)
	December 31, 2013			through December 31, 2013
	Originally			Originally
	Reported	Restated	Difference	Reported	Restated	Difference

Revenues	$72,116	$72,116	$-	$72,116	$72,116	$-
Costs of services	44,123	44,123	-	44,123	44,123	-
Gross Margin	27,993	27,993	-	27,993	27,993	-

Operating Expenses:
General and administrative	805,121	703,121	102,000	810,121	708,121	102,000
Reserve for losses on artists contracts	453,457	-	453,457	453,457	-	453,457
Total Operating Expenses	1,258,578	703,121	555,457	1,263,578	708,121	555,457

Loss from Operations	(1,230,585)	(675,128)	(555,457)	(1,235,585)	(680,128)	555,457

Other Expenses:
Interest expense	888,286	888,286	-	888,286	888,286	-
Interest expense - derivative	1,891,115	1,891,115	-	1,891,115	1,891,115	-
Provision for loss on property develop	38,500	38,500	-	38,500	38,500	-
Total Other Expense	2,817,901	2,817,901	-	2,817,901	2,817,901	-

Net Loss Before Income Taxes	(4,048,486)	(3,493,029)	(555,457)	(4,053,486)	(3,498,029)	(555,457)

Provision for Income Taxes	-	-	-	-	-	-

Net Loss	$(4,048,486)	$(3,493,029)	$(555,457)	$(4,053,486)	$(3,498,029)	$(555,457)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding - Basic and Diluted	1,983,002,181	1,881,476,718	101,525,463

The accompanying notes are an integral part of these unaudited financial statements.

PRIMCO MANAGEMENTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended			From Inception (Oct 14, 2010)
	December 31, 2013			through December 31, 2013
	Originally			Originally
	Reported	Restated	Difference	Reported	Restated	Difference
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	(4,048,486)	(3,493,029)	(555,457)	(4,053,486)	(3,498,029)	(555,457)
Adjustments to reconcile net loss to net cash provided by operating activities:			-
Common stock issued for services	-	-	-	5,000	5,000	-
Depreciation and amortization	1,527	1,527	-	1,527	1,527	-
Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivables	(26,026)	(26,026)	-	(26,026)	(26,026)	-
Increase in inventory	(70,528)	(70,528)	-	(70,528)	(70,528)	-
Increase in prepaid expenses	(143,714)	(28,714)	(115,000)	(143,714)	(28,714)	(115,000)
Increase in advances to related party	13,928	13,928	-	13,928	13,928	-
Increase in accounts payable	97,979	97,979	-	97,979	97,979	-
Increase in accrued liabilities	291,175	291,175	-	291,175	291,175	-
Discount on short-term convertible debt	(128,463)	(128,463)	-	(128,463)	(128,463)	-
Change in fair value of derivative liability	287,162	287162	-	287,162	287,162	-
Net Cash Proceeds (Used) in Operating Activities	(3,725,446)	(3,054,989)	(670,457)	(3,725,446)	(3,054,989)	(670,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in music rights and artists	(1,046,056)	-	(1,046,056)	(1,046,056)	-	(1,046,056)
Investments in movie rights and co-productions	(315,000)	-	(315,000)	(315,000)	-	(315,000)
Purchase of property and equipment	(9,412)	(9,412)	-	(9,412)	(9,412)	-
Net Cash Used In Investing Activities	(1,370,468)	(9,412)	(1,361,056)	(1,370,468)	(9,412)	(1,361,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term debt	1,667,664	1,552,664	115,000	1,667,664	1,552,664	115,000
Share capital	18,051	18,051	-	18,051	18,051	-
Additional paid in capital	3,474,970	1,558,457	1,916,513	3,474,970	1,558,457	1,916,513
Net Cash Provided by Financing Activities	5,160,685	3,129,172	2,031,513	5,160,685	3,129,172	2,031,513

Net (Decrease) Increase in Cash	$64,771	$64,771	$-	$64,771	$64,771	$-

Cash at Beginning of Period	$-	$-	$-	$-	$-	$-

Cash at End of Period	$64,771	$64,771	$-	$64,771	$64,771	$-

The accompanying notes are an integral part of these unaudited financial statements.

PRIMCO MANAGEMENT INC.

(A Development-Stage Company)

Consolidated Statements of Stockholders’ Deficit

(Restated)

	Preferred		Common		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit
Balance on October 14, 2010 (Inception)	-	$-	-	$-	$-	$-	$-
Balance at December 31, 2010	-	-	-	-	-	-	-

Issuance of stock for services	-	-	5,000,000	50	4,950	-	5,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	(5,000)	(5,000)
Balance, December 31, 2012	-	-	5,000,000	50	4,950	(5,000)	(5,000)

Recapitalization	-	-	179,912,000	1,799	(11,708)	-	(9,909)
Issuance of stock in part consideration for purchase of Top Sail Productions, LLC	-	-	5,000,000	50	14,950	-	15,000
Issuance of stock for D&B Music acquisition	7,000,000	70	20,000,000	200	(357,111)	-	(356,841)
Issuance of stock to settle convertible debt, with interest	-	-	1,663,090,181	16,631	808,009	-	824,640
Gain on extinguishment of derivative liabilities (net)	-	-	-	-	2,551,111	-	2,551,111
Acquisition of ESMG, Inc.	-	-	-	-	(1,457,402)	-	(1,457,402)
Net loss for the year ended December 31, 2013	-	-	-	-	-	(3,493,029)	(3,493,029)
Balance, December 31, 2013	7,000,000	$70	1,873,002,181	$18,730	$1,746,083	$(3,691,313)	$(1,926,430)

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 25, 2013, the registrant dismissed Gumbiner Savett Inc. (“Gumbiner”) as their registered independent public accountant.  On June 25, 2013, the registrant engaged Patrick Rodgers, CPA, PA (“Rodgers”) as its new registered independent public accountant.

On June 25, 2013, the registrant engaged Patrick Rodgers, CPA, PA as its new registered independent public accountant.  During the year ended December 31, 2012 and 2011 and prior to June 25, 2013 (the date of the new engagement), we did not consult with Rodgers regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Registrant’s financial statements by Rodgers, in either case where written or oral advice provided by Rodgers would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

On March 6, 2014, we were advised that the registration of the registrant’s registered independent public accountant, Patrick Rodgers, CPA, PA (“Rodgers”) had been revoked by the PCAOB (the Public Company Accounting Oversight Board – please refer to www.PCAOBUS.org). On March 7, 2014, the registrant engaged Terry L. Johnson CPA (“Johnson”) as its new registered independent public accountant.

For the year ended December 31, 2013, and for the interim period through March 6, 2014, Rodgers’s report did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the reports contained an explanatory paragraph stating that there was substantial doubt about the registrant’s ability to continue as a going concern.

Through the period covered by the financial audit for the years ended December 31, 2013, and for the interim period through March 6, 2014, there have been no disagreements with Rodgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Rodgers would have caused them to make reference thereto in their report on the financial statements.

During the year ended December 31, 2013, and for the interim period through March 6, 2014, there have been no reportable events between the registrant and Rodgers as set forth in Item 304(a)(1)(v) of Regulation S-K. The registrant provided a copy of the foregoing disclosures to Rodgers prior to the date of the filing of this report and requested that Rodgers furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this report.  A copy of this letter is filed as Exhibit 16.1 to this Form 8-K.

New Independent Auditor

On March 6, 2014, the registrant engaged Terry L. Johnson CPA as its new registered independent public auditor.  During the year ended December 31, 2013, and prior to March 7, 2014 (the date of the new engagement), we did not consult with Johnson regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the registrant’s financial statements by Johnson, in either case where written or oral advice provided by Johnson would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of December 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2014, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

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

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the year ended December 31, 2014. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITIONS HELD AGE	PERIOD HELD
David Michery:	47	President, CEO, Director	February 7, 2013 to Present

Alan J. Bailey:	66	CFO, Secretary, Director	February 7, 2013 to February 14, 2014

Steven John Corso:	50	CFO	from February 18, 2014 to Present

Business Experience of Officers and Directors

Mr. David Michery, President, Chief Executive Officer and Director (February 7, 2013 to present)

Mr. Michery is a highly experienced music executive with over 25 years of industry success. He has served in the capacity of divisional CEO and director for several publicly traded companies and has served in an executive capacity for a number of top music industry labels, such as A&R for MCA Records (1990-1993), Head of Urban Music for All American Communication, D.B.A. Scotti Bros./BMG and Zoo/BMG (1993- 1997) and founder of Breakaway Entertainment (1997-1999). In addition, he served as President of Death Row Records (1999-2001), where he worked on releasing records of hip hop superstars. He has produced and/or owned eighteen gold and platinum albums,

Alan J. Bailey, Chief Financial Officer, Secretary and Director ( February 7, 2013 to February 14 , 2014)

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

Steven John Corso, Chief Financial Officer (February 18, 2014 to Present)

Mr. Corso has been working as a self-employed SEC consultant and accountant since January of 2000.  He received a JD from George Washington University in 1989.  He received an MBA in accounting taxation from New York University in 1985, and received a BA in economics and finance from Cornell University in 1984.

Non-Qualified and Incentive Stock Option Plans

The Company does not currently have any stock option plans.

Section 16(a). Beneficial Ownership Reporting Compliance

To the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2014.

Code of Ethics Policy

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Corporate Governance

Committees

Our board of directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the board of director’s composition and our relatively limited operations, the board of directors believes it is able to effectively manage the issues normally considered by such committees. Our board of directors may undertake a review of the need for these committees in the future.

Family Relationships

None

Change-In-Control Arrangements

There is currently one executed employment agreement with an officer and director which is referenced in our footnotes in our financial statements. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of any of our directors, officers or consultants. There are no arrangements for our directors, officers, employees or consultants that would result from a change-in-control.

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

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended December 31, 2014 and December 31, 2013.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Michery,	2014	240,000	-	-	-	-	-	-	240,000
CEO and Director (1)	2013	213,808	-	-	-	-	-	-	213,808

Steven J. Corso, CFO (2)	2014	70,500	-	-	-	-	-	-	70,500

Alan Bailey,	2014	17,500	-	-	-	-	-	-	17,500
Former CFO and Secretary (3)	2013	120,000	-	-	-	-	-	-	120,000

(1)	David Michery; President, CEO, Director February 7, 2013 to present

(2)	Steven J. Corso; Current CFO February 18, 2014 to present

(3)	Alan J. Bailey; Former CFO, Secretary, Director February 7, 2013 to February 14, 2014

Employment agreements to CEO and former CFO

On February 7, 2013, the Company executed an employment agreement with its CEO, David Michery and its former CFO, Alan Bailey. The employment agreement with Mr. Michery is for two years with an annual salary of $240,000. The employment agreement with Mr. Bailey is for two years with an annual salary of $120,000. On February 14, 2014, Mr. Bailey resigned as CFO of the Company and his employment agreement was terminated. As of December 31, 2014 and December 31, 2013, the Company had an accrued salary liability to its CEO, David Michery, in the amount of $27,723 and $83,808. As of December 31, 2014 and December 31, 2013, the Company had an accrued salary liability to its former CFO, Alan Bailey, in the amount of $24,404 and $41,904. In the years ended December 31, 2014 and 2013, the Company paid $301,065 and $130,000 in cash payments to Mr. Michery pursuant to his employment agreement. In the year ended December 31, 2014, the Company paid $17,500 in cash payments to Mr. Bailey pursuant to his outstanding salary liability. It should be noted that Mr. Michery was not paid in excess of his employment agreement in fiscal year 2014 as he accrued approximately $110,000 in accrued salary in fiscal year 2013, and the accrued salary balance carried forward into 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2015, the number and percentage of outstanding shares of the registrant’s common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (2) (3)	Percent of Class (4)	Percent of Outstanding Voting Shares (2) (3) (4)
	Officers and Directors

Common Stock	David Michery CEO and Director (1)	0	0.0%	0.0%

Preferred Stock	David Michery CEO and Director (1)	3,010,000	100%	99.7%

Common Stock	Steven J. Corso CFO (1)	0	0.0%	0.0%

Common Stock	All directors and named executive officers as a group (2 persons)	0	0.0%	0.0%

Preferred Stock	All directors and named executive officers as a group (2 persons)	3,010,000	100%	99.7%

1.	Unless otherwise indicated, the address of each person listed is that of the Company’s at 2211 Elliott Ave., Suite 200, Seattle, WA 98121

2.	Effective March 23, 2015, the Company amended its articles of incorporation under the laws of the State of Delaware to effectuate a reverse stock split of 1 post-split share of common and preferred stock for each 1,000 shares of common and preferred stock outstanding immediately prior to the effective date.

3.	Based on 10,083,785 post reverse split shares of common stock issued and outstanding common and 3,010,000 post reverse split shares of Series A preferred stock issued and outstanding as of April 14, 2015. Each Series A share of preferred stock is entitled to one thousand (1,000) votes per share at any meeting of the stockholders or to participate in any action taken by the registrant or the stockholders thereof, or to receive any notice of any meeting of stockholders.

4.	Percent of outstanding voting shares is based on a total of 3,020,083,785 total votes, which includes 10,083,785 shares of issued and outstanding common stock (1 vote per share) as well as 3,010,000 shares of Series A preferred stock (1,000 votes per share).

Securities authorized for issuance under equity compensation plans.

We have authorized the issuance of 1,350,000 shares of common stock pursuant to the 2014 Legal Expense Stock Issuance Plan, which was adopted by the Company and its majority shareholder on November 28, 2014.

We have authorized the issuance of 7,000,000 shares of common stock pursuant to the 2013 Stock Awards Plan, which was adopted by the Company and its majority shareholder on June 14, 2013, and amended on April 9, 2015.

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

Acquisition, through merger, of D & B Music, Inc.

On June 1, 2013 the board of directors entered into an Amendment and Plan of Reorganization with D & B Music, Inc. (previously known as D & B Records, Inc.) a Delaware corporation, in which D & B Music, Inc. merged with and into the Company. D & B Music, Inc., has a music catalog of 41 titles. The consideration paid by the company was the assumption by the Company of a promissory note for $242,000 due Pegasus Group, Inc. together with accrued and unpaid interest thereon of $114,841 and the issuance of 7,000,000 of the Company’s Series A preferred stock and 20,000,000 of the Company’s common stock to the sole shareholder of D & B Music, Inc., David Michery, who is also CEO and director of the Company.

Acquisition of Bruce-E-Bee artist recording contract

In consideration for the acquisition by the Company of the exclusive recording agreement with Bruce-E-Bee, the Company assumed the obligation to reimburse Michery, Inc. (a company wholly-owned by David Michery, our CEO and director) the sum of $25,750 in reimbursement of the actual costs incurred by Michery, Inc. to acquire and initial test market music recorded by the music artist Bruce-E-Bee.

Employment agreement to CEO and former CFO

On February 7, 2013, the Company executed an employment agreement with its CEO, David Michery and its former CFO, Alan Bailey. The employment agreement with Mr. Michery is for two years with an annual salary of $240,000. The employment agreement with Mr. Bailey is for two years with an annual salary of $120,000. On February 14, 2014, Mr. Bailey resigned as CFO of the Company and his employment agreement was terminated. As of December 31, 2014 and December 31, 2013, the Company had an accrued salary liability to its CEO, David Michery, in the amount of $27,723 and $83,808. As of December 31, 2014 and December 31, 2013, the Company had an accrued salary liability to its former CFO, Alan Bailey, in the amount of $24,404 and $41,904. In the years ended December 31, 2014 and 2013, the Company paid $301,065 and $130,000 in cash payments to Mr. Michery pursuant to his employment agreement. In the year ended December 31, 2014, the Company paid $17,500 in cash payments to Mr. Bailey pursuant to his outstanding salary liability. It should be noted that Mr. Michery was not paid in excess of his employment agreement in fiscal year 2014 as he accrued approximated $110,000 in accrued salary in fiscal year 2013, and the accrued salary balance carried forward into 2014.

Due from related party

On December 8, 2013, the Company executed a line of credit agreement with Mullen Motors Company, (“Mullen”), a private company owned by our CEO, David Michery, in the amount up to $150,000 at zero percent interest until December 31, 2014 and payable in full by December 31, 2015. Starting January 1, 2015, the line of credit will accrue interest at 4% per annum. As of December 31, 2014 and 2013, the Company had a due from related party balance relating to advances to Mullen in the amounts of $104,915 and $0.

Due to related party

The Company was advanced money from its CEO for working capital purposes at zero percent interest and payable on demand. As of December 31, 2014 and 2013, the Company had a due to related party balance relating to the advances from our CEO in the amounts of $19,348 and $13,928.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. In the years ended December 31, 2014 and 2013, we incurred audit fees totaling $10,500 and $6,041. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

All Other Fees. We did not incur any non-audit related fees from Terry L. Johnson, CPA during the fiscal years ended 2014 and 2013.

All of the services described above for fiscal years 2014 and 2013 were approved by the Board of Directors pursuant to its policies and procedures. On March 6, 2014 we appointed Terry L. Johnson, CPA as the Company’s auditor to replace Patrick Rogers, CPA. We intend to continue using Terry L Johnson, CPA solely for audit and audit-related services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	3/28/2011
3.2	Corporate By-Laws		S-1		3.2	3/28/2011
3.3	Amendment to Articles of Incorporation dated June 4, 2013	X
3.4	Amendment to Articles of Incorporation dated November 26, 2013	X
3.5	Series A Preferred Stock Certificate of Designation		8-K		99.1	8/6/2013
3.6	Amendment to Articles of Incorporation dated September 16, 2014		8-K		3.3	9/23/14
3.7	Amendment to Articles of Incorporation dated March 16, 2015	X
10.1	Stock Purchase Agreement between ESMG, Inc., Primco Management Inc. and Zahoor Ahmad dated January 31, 2013		10-Q	9/30/14	10.1	11/19/14
10.2	Employment Agreement between Primco Management Inc. and David Michery dated February 7, 2013	X
10.3	Acquisition of D&B Music dated September 24, 2013		PRE 14C		A	9/24/13
10.4	Acquisition of Top Sail Productions, LLC		8-K		10.4	5/30/13
10.5	Line of credit agreement between Primco and Mullen Motor Company dated December 8, 2013	X
10.6	Joint Venture Agreement between Primco Management Inc. and CanMED Ventures Inc.		8-K		10.5	2/25/14
10.7	Convertible Promissory Note with Elegant Funding Inc. in the amount of $20,000 dated January 1, 2014		10-Q	9/30/14	10.5	11/19/14
10.8	Convertible Promissory Note with SFH Capital, LLC, Inc. in the amount of $90,000 dated February 28, 2014	X
10.9	Convertible Promissory Notes with LG Capital, LLC in the amount of $100,000 dated April 1, 2014		10-Q	9/30/14	10.6	11/19/14

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.10	Convertible Promissory Note with Inter-Mountain Capital Corp. in the amount $2,207,500 dated April 21, 2014		10-Q	9/30/14	10.7	11/19/14
10.11	Settlement Agreement between Primco Management Inc. and WHC Capital LLC dated May 12, 2014		10-Q	9/30/14	10.17	11/19/14
10.12	Convertible Promissory Note with Adar Bays, LLC in the amount of $75,000 dated May 27, 2014		10-Q	9/30/14	10.8	11/19/14
10.13	Settlement Agreement between Primco Management Inc. and Redwood Fund II, LLC dated June 18, 2014		10-Q	9/30/14	10.16	11/19/14
10.14	Settlement Agreement between Primco Management Inc. and Southridge Partners II, LP dated June 18, 2014		10-Q	9/30/14	10.15	11/19/14
10.15	Convertible Promissory Note with SFH Capital, LLC in the amount of $50,000 dated June 27, 2014		10-Q	9/30/14	10.9	11/19/14
10.16	Convertible Promissory Note with Left Coast Pictures, Inc. in the amount of $25,000 dated July 7, 2014	X
10.17	Purchase Agreement between Primco Management Inc. and Seattle Green Care dated August 4, 2014		8-K		10.2	8/11/14
10.18	Convertible Promissory Note with SFH Capital, LLC in the amount of $50,000 dated August 5, 2014		10-Q	9/30/14	10.11	11/19/14
10.19	Convertible Promissory Note with Eastmore Capital, LLC in the amount of $110,000 dated August 13, 2014		10-Q	9/30/14	10.12	11/19/14
10.20	Convertible Promissory Note with Firehole River Capital, LLC assigned from Gorilla Pictures in the amount of $75,000 dated October 2, 2014	X
10.21	Convertible Promissory Note with Firehole River Capital, LLC in the amount of $82,500 dated October 2, 2014	X

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer	X
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer	X
32.1	Section 1350 certification of Chief Executive Officer	X
32.2	Section 1350 certification of Chief Financial Officer	X

* In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

28

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMCO MANAGEMENT INC.

April 14, 2015	By:	/s/ David Michery
David Michery, President, Chief Executive Officer and Director

April 14, 2015	By:	/s/ Steven J. Corso
Steven J. Corso, Chief Financial Officer

